Form 10-Q
period 1995-03-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1995-05-15
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                       Commission File Number:    0-10980



            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



           Delaware                                        04-2738053
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


265 Franklin Street, Boston, Massachusetts                 02110
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .




            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and September 30, 1994

                                  (Unaudited)

                                     ASSETS

                                                        March 31   September 30
Operating investment property:
   Land                                            $  1,400,000    $ 1,400,000
   Buildings, improvements and equipment             12,593,549     11,829,259
                                                     13,993,549     13,229,259
   Less:  accumulated depreciation                   (4,229,433)    (4,016,646)
                                                      9,764,116      9,212,613

Cash and cash equivalents                               308,969         24,441
Tax and insurance escrow deposits                        56,553        156,103
Repair escrow                                            36,405        794,216
Prepaid and other assets                                 38,462         38,891
Deferred financing costs, net                           180,400        184,158
                                                   $ 10,384,905    $10,410,422

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities             $    502,634    $   484,493
Accrued real estate taxes                                30,652         93,251
Accrued interest                                         37,417         37,630
Tenant security deposits and prepaid rent                61,905         56,146
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances               1,115,832        779,691
Long-term debt                                        4,944,937      4,973,090
Partners' capital                                     3,691,528      3,986,121
                                                   $ 10,384,905    $10,410,422


       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1995 and 1994
                                  (Unaudited)
                                                     General        Limited
                                                     Partners       Partners

Balance at September 30, 1993                       $ (141,273)    $ 4,611,593
Net loss                                                (2,809)       (278,110)
BALANCE AT MARCH 31, 1994                           $ (144,082)    $ 4,333,483

Balance at September 30, 1994                       $ (146,115)    $ 4,132,236
Net loss                                                (2,946)        291,647)
BALANCE AT MARCH 31, 1995                           $ (149,061)     $3,840,589


                            See accompanying notes.



            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three and six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                   Three Months Ended     Six Months Ended
                                       March 31,               March 31,
                                  1995         1994       1995         1994

REVENUES:
   Rental revenues               $476,483    $416,371    $914,978    $839,969
   Interest and other income        2,815       8,203       4,107      21,793
                                  479,298     424,574     919,085     861,762

EXPENSES:
   Property operating expenses    337,079     275,826     653,499     576,431
   Mortgage interest              112,359      84,743     225,037     159,159
   Depreciation and amortization  108,537      83,861     216,545     173,463
   Real estate taxes               33,737      27,551      63,007      67,470
   General and administrative      34,547      89,671      90,343    139,579
                                  626,259     561,652   1,248,431   1,116,102

Operating loss                   (146,961)   (137,078)   (329,346)   (254,340)

Partnership's share of
   unconsolidated
   ventures' income (losses)       35,601      16,531      34,753     (26,579)

NET LOSS                       $ (111,360)  $(120,547)  $(294,593)  $(280,919)

Net loss per Limited
Partnership Unit                  $ (4.29)   $  (4.64)    $(11.35)    $(10.82)



The above net loss per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.


                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the six months ended March 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                          1995        1994
Cash flows from operating activities:
   Net loss                                           $ (294,593)  $(280,919)
   Adjustments to reconcile net loss to
   net cash used for operating activities:
    Depreciation and amortization                        216,545     173,463
    Partnership's share of unconsolidated
     ventures' income (losses)                           (34,753)     26,579
    Changes in assets and liabilities:
      Tax and insurance escrow deposits                   99,550     (33,571)

      Accrued interest and other receivables                   -     (11,785)
      Prepaid and other assets                               429      28,421
      Accounts payable and other liabilities              18,141         138
      Accounts payable - affiliates                            -     (24,808)
      Accrued real estate taxes                          (62,599)    (37,030)
      Accrued interest                                      (213)     13,500
      Tenant security deposits and prepaid rent            5,759     (18,807)
       Total adjustments                                 242,859     116,100
       Net cash used for operating activities            (51,734)   (164,819)

Cash flows from investing activities:
 Distributions from unconsolidated joint ventures        411,644           -
 Additional investment in unconsolidated joint venture   (40,750)          -
 Additions to buildings, improvements and equipment     (764,290)          -
 Net withdrawals from repair escrow                      757,811
- - - - -
       Net cash provided by investing activities         364,415           -

Cash flows from financing activities:
 Principal payments on long-term debt                    (28,153)          -
 Issuance of long-term debt                                    -   5,000,000
 Payment of loan fees and expenses                             -    (192,841)
 Repayment of long-term debt                                   -  (3,337,243)
 Funding of capital improvement escrow                         -  (1,461,395)
       Net cash provided by (used for)
        financing activities                             (28,153)      8,521


Net increase (decrease) in cash
  and cash equivalents                                   284,528    (156,298)

Cash and cash equivalents, beginning of period            24,441     176,345

Cash and cash equivalents, end of period               $ 308,969   $  20,047

Cash paid during the period for interest               $ 225,250   $ 141,919



                            See accompanying notes.


1. General

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Ventures

   At March 31, 1995 and 1994, the Partnership had investments in two unconsolidated joint ventures, Charter Oak Associates and Braesridge 305 Associates, which own operating investment properties, as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

   Summarized operating results of the unconsolidated joint ventures for the three and six months ended March 31, 1995 and 1994 are as follows:

                         CONDENSED COMBINED SUMMARY OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                    Three Months Ended      Six Months Ended
                                        March 31,              March 31,
                                  1995        1994        1995         1994

   Rental revenues and
     expense recoveries       $ 1,274,000  $1,201,000  $ 2,515,000   $2,270,000
   Interest and other income       39,000       1,000      141,000      108,000
                                1,313,000   1,202,000    2,656,000    2,378,000

   Property operating expenses    574,000     522,000    1,218,000    1,060,000
   Interest expense               427,000     463,000      861,000      903,000
   Depreciation and amortization  167,000     144,000      329,000      289,000
   Real estate taxes               99,000      65,000      200,000      172,000
                                1,267,000   1,194,000    2,608,000    2,424,000
   NET INCOME (LOSS)          $    46,000   $   8,000   $   48,000   $  (46,000)

   Net income (loss):
     Partnership's share
       of combined

       income (loss)           $   37,000  $  18,000   $   38,000   $  (24,000)
     Co-venturers' share of
       combined income (loss)       9,000    (10,000)      10,000      (22,000)
                              $    46,000  $   8,000   $   48,000   $  (46,000)


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS

   Partnership's share of
     combined income (loss),
     as shown above            $  37,000   $  18,000   $  38,000   $ (24,000)
   Amortization of excess
      basis                       (1,000)     (1,000)     (3,000)     (3,000)
   Partnership's share of
     unconsolidated ventures'
     losses                    $  36,000   $  17,000   $  35,000   $ (27,000)

3.Operating Investment Property

  Operating investment property at March 31, 1995 and September 30, 1994 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

  As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed full control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex in Arlington, Texas.

  The Partnership is utilizing a local, unaffiliated property management company to operate the property, under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and six months ended March 31, 1995 and 1994.

                                    Three Months Ended      Six Months Ended
                                        March 31,               March 31,
                                   1995        1994        1995        1994

  Property operating expenses:
    Salaries and related costs   $ 73,773    $ 61,563    $134,300    $128,271
    Repairs and maintenance        83,087      37,555     178,739     107,193
    Utilities                     131,971     124,591     237,557     245,079
    Management fees                19,119      17,249      36,660      34,633
    Administrative and other       29,129      34,868      66,243      61,255
                                 $337,079    $275,826    $653,499    $576,431

4.  Related Party Transactions

       Included in general and administrative expenses for six months ended March 31, 1995 and 1994 is $42,132 and $51,291, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       Also included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $457 and $670, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.


5. Long-term Debt

    Long-term debt at March 31, 1995 and September 30, 1994 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows:

                                                     March 31    September 30

   9.08% mortgage note due March 1, 2019,
   payable in monthly installments of
   $42,234, including interest,
   collateralized by the Towne Oaks
   operating investment property.                   $  4,944,937  $4,973,090


            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    As discussed further in the Annual Report, the implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties are expected to support management's ability to increase rents and add value to these properties. Accordingly, management is not likely to consider the sale of either of these assets at least until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. With respect to the Braesridge property, now that the property's long-term mortgage debt has been refinanced, as discussed further below, and with occupancy rates at stabilized levels in the mid-90's, management must examine whether there are substantial benefits to be gained by continuing to hold the property. Management plans to market the property for sale during fiscal 1995 in order to test the market to determine whether a favorable sale opportunity might exist. As part of such marketing efforts, management will examine the factors affecting the prices of multi-family residential properties in the Houston area to attempt to determine if market prices might be at or near their peak for the current market cycle. In all likelihood, such values are substantially below the Partnership's original investment in Braesridge. Nonetheless, a current sale which would recover a portion of the original investment and eliminate the future carrying costs associated with holding the investment may be in the Partnership's best interests to the extent that the property's future appreciation potential is deemed to be limited. The newly modified mortgage debt can be assumed by a buyer of the property, which may help facilitate a future sale transaction.

    As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments. To date, over $1.7 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to upgrade the apartment interiors. The exterior portion of the capital improvement program was completed during the quarter ended December 31, 1994. Apartment interiors are being upgraded on a turnover basis and should be substantially completed by the end of 1995. The property improvements were necessary in order to improve occupancy and rental rates at this almost 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The impact of the renovation program is reflected in the property's occupancy level which increased to 91% as of March 31, 1995 from a low of 84% experienced at March 31, 1994. The Partnership hired a new management firm to oversee the implementation of the property rehabilitation program and to manage the day-to-day operations of the apartment complex under the direction of the Managing General Partner. Management is confident that the capital improvement program will allow the property to remain competitive in its marketplace. Further increases in occupancy levels and rental rates are expected in future quarters. As planned rental rate increases are implemented, the property should begin to generate excess cash flow in the fairly near future.

   During the first quarter of fiscal 1995, the Braesridge joint venture completed a long-term extension of its mortgage loan with the existing lender. The modified note, in the initial principal amount of $10,058,382, is secured by the operating investment property and requires principal and interest payments of $84,412 on a monthly basis. The interest rate on the modified obligation is 9%, with provisions to adjust the rate after the first 7 years of the term. The term of the mortgage obligation is not to exceed 25 years. The agreement contains a call option that, with six months advance written notice on either the 7th, 14th, or 21st anniversary date of the note, would require the payment of the unpaid principal and accrued interest. Given 30 days advance written notice, the Partnership is allowed to make prepayments of up to 10% of the original principal on any interest paying date during the first 7 years of the note without prepayment consideration. The entire balance may be prepaid during the six full calendar months immediately preceding the 7th, 14th, and 21st anniversary date of the note or immediately preceding the maturity date of August 1, 2019 given 30 days advance written notice. Closing costs for the loan modification and extension agreement totalled $81,500 and were paid during the quarter ended December 31, 1994. The Partnership contributed its 50% share of such amounts. In addition to the loan closing costs, the venture will require funds during fiscal 1995 to cover certain working capital requirements and certain planned capital improvements. The Partnership's share of such amounts is expected to total approximately $100,000.

    During the six months ended March 31, 1995, the Partnership received distributions of approximately $412,000 from Charter Oak Associates. Additional cash flow distributions are expected semi-annually on a go-forward basis. The positive cash flow from the venture is a direct result of the HUD refinancing which took place in August 1993. Despite the increase in the venture's loan balance, annual debt service for the Charter Oak joint venture has decreased under the new financing structure as a result of the significant reduction in the interest rate. As part of the HUD insured loan program, the joint venture was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $382,000 as of March 31, 1995. These escrows will provide the capital necessary to address certain deferred maintenance and capital improvement items that will significantly upgrade individual units and the property as a whole. The capital improvement program commenced during fiscal 1994, with the joint venture incurring over $820,000 in improvement costs to date. Based on these improvements, and the reduction in the property's debt payments, management of the Partnership is optimistic that the property will achieve strong performance levels in the coming months and will generate the cash flow required to fund the Partnership's operations.

    At March 31, 1995 the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $309,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and, if necessary, to fund property operating deficits and capital improvements of the joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sales or refinancing of such properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995

    The Partnership reported a net loss of approximately $111,000 for the three-month period ended March 31, 1995, as compared to a net loss of approximately $121,000 for the same period in the prior year. This favorable change in net operating results for the second quarter of fiscal 1995 can be attributed to an increase in the Partnership's share of unconsolidated ventures' income offset by a slight increase in operating loss.

    The increase in the Partnership's share of unconsolidated ventures' income is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures. The increase in revenues resulted mainly from an increase in rental rates at both properties. This increase in revenues was partially offset by increases in repairs and maintenance expenses at both joint ventures.

    The increase in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, is mainly the result of increases in interest expense and depreciation, which was partially offset by an increase in rental revenues from the Towne Oaks Apartments. As discussed further above, the capital improvement program at Towne Oaks has had a positive impact on both the occupancy level and rental rates at the property. Rental revenues were up $60,000 for the three-month period ended March 31,1995 as compared to the same period in fiscal 1994. Interest expense on the Towne Oaks debt, which was refinanced in fiscal 1994, increased by approximately $28,000 as a result of the higher principal balance and interest rate on the new mortgage loan. Depreciation and amortization expense increased by approximately $25,000 over the prior period as a result of the additional depreciation on the capital improvements funded with the proceeds from the refinancing.

Six Months Ended March 31,1995

    The Partnership reported a net loss of approximately $295,000 for the six months ended March 31, 1995, as compared to a net loss of approximately $281,000 for the same period in the prior year. This increase in net loss resulted from an increase in the Partnership's operating loss of approximately $75,000, offset by an improvement in the Partnership's share of unconsolidated ventures' operations of approximately $61,000.

    The increase in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, is primarily the result of an increase in interest expense, which was partially offset by an increase in rental revenues from the Towne Oaks Apartments. Rental revenues were up $75,000 for the six-month period ended March 31, 1995, as compared to the same period in fiscal 1994, due to the impact of the capital improvements discussed above. Interest expense on the Towne Oaks debt increased by approximately $66,000 as a result of the higher principal balance and interest rate on the new mortgage loan. In addition, depreciation and amortization expense increased by approximately $43,000 over the prior period as a result of the additional depreciation on the capital improvements .

    The improvement in the Partnership's share of unconsolidated ventures' operations in the current period is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures in fiscal 1995. As discussed further above, rental rates have increased at Charter Oak in conjunction with the capital improvement program and Braesridge experienced increases in both occupancy and rental rates over the prior period. This increase in revenues was partially offset by increases in repairs and maintenance expenses at both joint ventures.


                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Four LP, PaineWebber and Fourth Income Properties Fund, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Four LP, also allege that following the sale of the partnership interests, PaineWebber and Fourth Income Properties Fund, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and Fourth Income Properties Fund, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Income Properties Fund, Inc. and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.     NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:          NONE

(b) Reports on Form 8-K:


    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.






            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PAINE WEBBER INCOME PROPERTIES FOUR
                                LIMITED PARTNERSHIP


                        By: FOURTH INCOME PROPERTIES FUND, INC.
                            Managing General Partner


                             By:/s/ Walter V. Arnold
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer


Date:  May 12, 1995