Form 10-Q
period 1995-06-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1995-08-18
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994

                                  (Unaudited)

                                     ASSETS

                                                   June 30       September 30
Operating investment property:
   Land                                          $ 1,400,000     $ 1,400,000
   Buildings, improvements and equipment          12,297,227      11,829,259
                                                  13,697,227      13,229,259
   Less:  accumulated depreciation                (4,324,230)     (4,016,646)
                                                   9,372,997       9,212,613

Cash and cash equivalents                            165,912          24,441
Tax and insurance escrow deposits                     69,833         156,103
Repair escrow                                         31,137         794,216
Prepaid and other assets                              63,515          38,891
Deferred financing costs, net                        178,521         184,158
                                                  $9,881,915     $10,410,422

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities             $ 156,733       $ 484,493
Accrued real estate taxes                             67,468          93,251
Accrued interest                                      37,307          37,630
Tenant security deposits and prepaid rent             63,647          56,146

Equity in losses of unconsolidated joint ventures
  in excess of investments and advances            1,136,910         779,691
Long-term debt                                     4,930,375       4,973,090
Partners' capital                                  3,489,475       3,986,121
                                                  $9,881,915     $10,410,422

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                   General         Limited
                                                   Partners        Partners

Balance at September 30, 1993                      $(141,273)      $ 4,611,593
Net loss                                              (6,760)         (669,201)
BALANCE AT JUNE 30, 1994                           $(148,033)      $ 3,942,392

Balance at September 30, 1994                      $(146,115)      $ 4,132,236
Net loss                                              (4,966)         (491,680)
BALANCE AT JUNE 30, 1995                           $(151,081)       $3,640,556



                            See accompanying notes.



            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three and nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                      June 30,                 June 30,
                                 1995       1994          1995         1994

REVENUES:
   Rental revenues             $ 503,911   $ 436,216  $1,418,889  $1,157,617
   Interest and other income       3,051       1,714       7,158       5,141
                                 506,962     437,930   1,426,047   1,162,758

EXPENSES:
   Property operating expenses   333,161     461,053     986,660     900,550
   Interest expense and
    related fees                 117,668     139,359     342,705     298,518
   Depreciation expense           91,039      76,768     307,584     250,231
   Real estate taxes              36,816      34,829      99,823     102,299
   General and administrative    109,252      73,095     199,595     212,674
                                 687,936     785,104   1,936,367   1,764,272

Operating loss                  (180,974)   (347,174)   (510,320)   (601,514)

Partnership's share of
    unconsolidated
    ventures' income (losses)    (21,079)    (47,868)     13,674    (74,447)

NET LOSS                       $(202,053)  $(395,042)  $(496,646) $ (675,961)

Net loss per Limited
 Partnership Unit                 $(7.78)    $(15.22)    $(19.13)    $(26.04)



The above net loss per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.




                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the nine months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                          1995        1994
Cash flows from operating activities:
   Net loss                                          $  (496,646)  $(675,961)
   Adjustments to reconcile net loss to
   net cash used for operating activities:
    Depreciation expense                                 307,584     250,231
    Amortization of deferred financing fees                5,637       2,571
    Partnership's share of unconsolidated
      ventures' income (losses)                          (13,674)     74,447
    Changes in assets and liabilities:
      Tax and insurance escrow deposits                   86,270     105,122
      Accrued interest and other receivables                   -      (9,976)
      Prepaid and other assets                           (24,624)    (55,417)
      Accounts payable and other liabilities               9,420     (15,237)
      Accounts payable - affiliates                            -     (24,808)
      Accrued real estate taxes                          (25,783)    (43,314)
      Accrued interest                                      (323)     13,399
      Tenant security deposits and
    prepaid rent                                           7,501     (17,540)
       Total adjustments                                 352,008     279,478
       Net cash used for operating activities           (144,638)   (396,483)

Cash flows from investing activities:
 Distributions from unconsolidated
  joint venture                                          411,643     125,000
 Additional investment in unconsolidated
  joint venture                                          (40,750)          -
 Additions to buildings, improvements
  and equipment                                         (805,148)   (226,263)

 Net withdrawals from repair escrow                      763,079           -
       Net cash provided by(used for)
        investing activities                             328,824    (101,263)

Cash flows from financing activities:
 Principal payments on long-term debt                    (42,715)          -
 Issuance of long-term debt                                    -   5,000,000
 Payment of loan fees and expenses                             -    (192,198)
 Repayment of long-term debt                                   -  (3,350,545)
 Funding of capital improvement escrow                         -  (1,024,322)
       Net cash provided by (used for)
        financing activities                             (42,715)    432,935

Net increase (decrease) in cash and
 cash equivalents                                        141,471     (64,811)

Cash and cash equivalents, beginning
 of period                                                24,441     176,345

Cash and cash equivalents, end of period            $    165,912    $111,534

Cash paid during the period for interest            $    337,391  $  282,548


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

2. Investments in Unconsolidated Joint Ventures

   At June 30, 1995 and 1994, the Partnership had investments in two unconsolidated joint ventures, Charter Oak Associates and Braesridge 305 Associates, which own operating investment properties, as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

   Summarized operating results of the unconsolidated joint ventures for the three and nine months ended June 30, 1995 and 1994 are as follows:

                 CONDENSED COMBINED SUMMARY OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                    Three Months Ended      Nine Months Ended
                                          June 30,             June 30,
                                 1995        1994        1995         1994

   Rental revenues and
     expense
     recoveries              $1,285,000  $1,223,000  $3,917,000 $  3,598,000
   Interest and
     other income                15,000           -      39,000        1,000
                              1,300,000   1,223,000   3,956,000    3,599,000

   Property operating
    expenses                    616,000     503,000   1,834,000    1,603,000
   Interest expense             424,000     508,000   1,285,000    1,369,000
   Depreciation and
    amortization                180,000     158,000     509,000      447,000
   Real estate taxes             97,000     110,000     297,000      282,000
                              1,317,000   1,279,000   3,925,000    3,701,000
   NET INCOME (LOSS)          $ (17,000)  $ (56,000)   $ 31,000   $ (102,000)

   Net income (loss):
    Partnership's share of
      combined income

      (loss)                  $ (20,000)  $ (47,000)  $  18,000    $ (70,000)
    Co-venturers'
     share of
     combined income
     (loss)                       3,000      (9,000)     13,000      (32,000)
                              $ (17,000)  $ (56,000)   $ 31,000   $ (102,000)


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS

                                    Three Months Ended      Nine Months Ended
                                        June 30,                 June 30,
                                 1995        1994         1995          1994

   Partnership's share of
     combined income (loss),
     as shown above            $(20,000) $  (47,000)   $  18,000    $(70,000)
   Amortization of excess basis  (1,000)     (1,000)      (4,000)     (4,000)
   Partnership's share of
     unconsolidated ventures'
     income (losses)           $(21,000) $  (48,000)   $  14,000    $(74,000)

3.Operating Investment Property

  Operating investment property at June 30, 1995 and September 30, 1994 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

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

  The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and nine months ended June 30, 1995 and 1994:

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                   1995       1994        1995        1994

Property operating expenses:
 Salaries and related costs    $  66,834   $  59,352    $201,134    $187,623
 Repairs and maintenance         135,523     255,250     314,262     362,443
 Utilities                        75,075     100,386     312,632     208,531
 Management fees                  20,164      17,502      56,824      52,135
 Administrative and other         35,565      28,563     101,808      89,818
                                $333,161  $  461,053    $986,660    $900,550


4.  Related Party Transactions

       Included in general and administrative expenses for nine months ended June 30, 1995 and 1994 is $65,715 and $77,817, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       Also included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $700 and $818, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Long-term Debt

   Long-term debt at June 30, 1995 and September 30, 1994 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows:

                                                June 30         September 30

   9.08% mortgage note due March 1, 2019,
   payable in monthly installments of
   $42,234, including interest,
   collateralized by the Towne Oaks
   operating investment property.               $4,930,375       $4,973,090


6. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    As discussed further in the Annual Report, the implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties are expected to support management's ability to increase rents and add value to these properties. Accordingly, management is not likely to consider the sale of either of these assets at least until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the asking rents for the apartment units. With respect to the Braesridge property, now that the property's long-term mortgage debt has been refinanced, as discussed further below, and with occupancy rates at stabilized levels in the mid-90's, management must examine whether there are substantial benefits to be gained by continuing to hold the property. Management has begun to market the property for sale during fiscal 1995 in order to determine whether a favorable sale opportunity might exist. As part of such marketing efforts, management will examine the factors affecting the prices of multi-family residential properties in the Houston area to attempt to determine if market prices might be at or near their peak for the current market cycle. In all likelihood, such values are substantially below the Partnership's original investment in Braesridge. Nonetheless, a current sale which would recover a portion of the original investment and eliminate the future carrying costs associated with holding the investment may be in the Partnership's best interests to the extent that the property's future appreciation potential is deemed to be limited. The newly modified mortgage debt can be assumed by a buyer of the property, which may help facilitate a future sale transaction.

   During the first quarter of fiscal 1995, the Braesridge joint venture completed a long-term extension of its mortgage loan with the existing lender. The modified note, in the initial principal amount of $10,058,382, is secured by the operating investment property and requires principal and interest payments of $84,412 on a monthly basis. The interest rate on the modified obligation is 9%, with provisions to adjust the rate after the first 7 years of the term. The term of the mortgage obligation is not to exceed 25 years. The agreement contains a call option that, with six months advance written notice on either the 7th, 14th, or 21st anniversary date of the note, would require the payment of the unpaid principal and accrued interest. Given 30 days advance written notice, the Partnership is allowed to make prepayments of up to 10% of the original principal on any interest paying date during the first 7 years of the note without prepayment consideration. The entire balance may be prepaid during the six full calendar months immediately preceding the 7th, 14th, and 21st anniversary date of the note or immediately preceding the maturity date of August 1, 2019 given 30 days advance written notice. Closing costs for the loan modification and extension agreement totalled $81,500 and were paid during the quarter ended December 31, 1994. The Partnership contributed its 50% share of such amounts. In addition to the loan closing costs, the venture is expected to require funds in the near term to cover certain working capital requirements and certain planned capital improvements. The Partnership's share of such amounts is expected to total approximately $100,000.

    As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments. To date, over $1.7 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to upgrade the apartment interiors. The exterior portion of the capital improvement program is substantially completed. Apartment interiors are being upgraded on a turnover basis and should be substantially completed by the end of 1995. The property improvements were necessary in order to improve occupancy and rental rates at this almost 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The impact of the renovation program is reflected in the property's occupancy level which increased to 94% as of June 30, 1995 from a low of 84% experienced one year earlier. The Partnership hired a new management firm to oversee the implementation of the property rehabilitation program and to manage the day-to-day operations of the apartment complex under the direction of the Managing General Partner. Management is confident that the capital improvement program will allow the property to remain competitive in its marketplace. Further increases in occupancy levels and rental rates are expected in future quarters. As planned rental rate increases are implemented, the property should begin to generate excess cash flow in the fairly near future.

    During the nine months ended June 30, 1995, the Partnership received distributions of approximately $412,000 from Charter Oak Associates. Additional cash flow distributions are expected semi-annually on a go-forward basis. The positive cash flow from the venture is a direct result of the HUD refinancing which took place in August 1993. Despite the increase in the venture's loan balance, annual debt service for the Charter Oak joint venture has decreased under the new financing structure as a result of the significant reduction in the interest rate. As part of the HUD insured loan program, the joint venture was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $341,000 as of June 30, 1995. These escrowed funds are being used to address certain deferred maintenance and capital improvement items that will significantly upgrade individual units and the property as a whole. The capital improvement program commenced during fiscal 1994, with the joint venture incurring over $1 million in improvement costs to date. Based on these improvements, and the reduction in the property's debt payments, management of the Partnership is optimistic that the property will achieve strong performance levels in the coming months and will generate the cash flow required to fund the Partnership's operations.

    At June 30, 1995 the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $166,000. Such cash and cash equivalents will be utilized for the working capital requirements of the Partnership and, if necessary, to fund property operating deficits and capital improvements of the joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sales or refinancings of such properties.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

    The Partnership reported a net loss of approximately $202,000 for the three-month period ended June 30, 1995, as compared to a net loss of approximately $395,000 for the same period in the prior year. This favorable change in net operating results for the third quarter of fiscal 1995 can be attributed to decreases in both operating loss and the Partnership's share of unconsolidated ventures' losses.

    The decrease in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, is mainly the result of an increase in rental revenues and a decrease in property operating expenses from the Towne Oaks Apartments, which was partially offset by increases in depreciation and general and administrative expenses. As discussed further above, the capital improvement program at Towne Oaks has had a positive impact on both the occupancy level and rental rates at the property. Property operating expenses decreased by $128,000 primarily due to a reduction in repairs and maintenance expenses. The early phase of the improvement program at Towne Oaks, as discussed further above, included addressing certain deferred maintenance items. Rental revenues were up $68,000 for the three-month period ended June 30,1995 as compared to the same period in fiscal 1994. Depreciation expense increased by approximately $14,000 over the prior period as a result of the additional depreciation on the capital improvements funded with the proceeds from the refinancing. General and administrative expenses increased by $36,000 for the current three-month period mainly due to additional costs incurred in connection with an independent valuation of the Partnership's operating investment properties.

    The increase in the Partnership's share of unconsolidated ventures' income is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures. The increase in revenues resulted mainly from an increase in rental rates at both properties. This increase in revenues was partially offset by increases in repairs and maintenance expenses at the Braesridge joint venture and an increase in depreciation expense at the Charter Oak joint venture as a result of the additional capital improvements.


Nine Months Ended June 30,1995

    The Partnership reported a net loss of approximately $497,000 for the nine months ended June 30, 1995, as compared to a net loss of approximately $676,000 for the same period in the prior year. This decrease in net loss resulted from a decrease in the Partnership's operating loss of approximately $91,000 and an improvement in the Partnership's share of unconsolidated ventures' operations of approximately $88,000.

    The decrease in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, is primarily the result of an increase in rental revenues from the Towne Oaks Apartments. Rental revenues were up $261,000 for the nine-month period ended June 30, 1995, as compared to the same period in fiscal 1994, due to the impact of the capital improvements discussed above on occupancy and rental rates. The increase in revenues was partially offset by an increase in interest expense and depreciation expense. Interest expense on the Towne Oaks debt increased by approximately $44,000 as a result of the higher principal balance and interest rate on the new mortgage loan. In addition, depreciation expense increased by approximately $57,000 over the prior period as a result of the additional depreciation on the capital improvements.

    The improvement in the Partnership's share of unconsolidated ventures' operations in the current nine-month period is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures in fiscal 1995. As discussed further above, rental rates have increased at Charter Oak in conjunction with the capital improvement program and Braesridge experienced increases in both occupancy and rental rates over the prior period. This increase in revenues was partially offset by increases in repairs and maintenance expenses at the Braesridge joint venture along with an increase in depreciation and amortization expense at the Charter Oak joint venture as a result of the additional depreciation on the capital improvements.


                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings


    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partner continues to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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


Date:  August 17, 1995