Form 10-K405
period 1995-09-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-01-16
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-10980

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED  PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                            04-2738053
(State of organization)                                  (I.R.S. Employer
                                                         Identification  No.)

265 Franklin Street, Boston, Massachusetts                      02110
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange
Title of each class                                  on which registered

     None                                                   None

Securities registered pursuant to Section 12(g) of the Act:
                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE

Documents                                              Form 10-K Reference
Prospectus of registrant dated                         Part IV
December 22, 1981, as supplemented

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                                 1995 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                                  Page

Item   1      Business                                                    I-1

Item   2      Properties                                                  I-3

Item   3      Legal Proceedings                                           I-3

Item   4      Submission of Matters to a Vote of Security Holders         I-4


Part  II

Item   5      Market for the Partnership's Limited Partnership Interests
                 and Related Security Holder Matters                     II-1

Item   6      Selected Financial Data                                    II-1

Item   7      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                               II-2

Item   8      Financial Statements and Supplementary Data                II-5

Item   9      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     II-5


Part III

Item  10      Directors and Executive Officers of the Partnership       III-1

Item  11      Executive Compensation                                    III-3

Item  12      Security Ownership of Certain Beneficial Owners
               and Management                                           III-3

Item  13      Certain Relationships and Related Transactions            III-3


Part  IV

Item  14      Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-27

                                    PART I

Item 1.  Business

    Paine Webber Income Properties Four Limited Partnership (the "Partnership") is a limited partnership formed in July 1981 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties including shopping centers, office buildings and apartment complexes. The Partnership sold $25,698,000 in Limited Partnership Units (the "Units"), representing 25,698 Units at $1,000 per Unit, during the offering period pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-73602). Limited Partners will not be required to make any additional capital contributions.

    As of September 30, 1995, the Partnership had three operating property investments, which were owned through joint venture partnerships, as set forth below:

Name of Joint Venture                 Date of
Name and Type of Property             Acquisition
Location                      Size    of Interest   Type of Ownership (1)
-----------------------       ----    -----------   ---------------------

Charter Oak Associates        284      6/8/82      Fee ownership of land and
Charter Oak Apartments        units                improvements (through
Creve Coeur, Missouri                              joint venture)


Arlington Towne Oaks          320      8/23/82     Fee ownership of land and
 Associates                   units                improvements (through
Arlington Towne Oaks                               joint venture)
Apartments
Arlington, Texas

Braesridge 305                545      9/30/82     Fee ownership of land and
 Associates (2)               units                improvements (through
Braesridge                                         joint venture)
Apartments
Houston, Texas

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments, and for a description of the agreements through which the Partnership has acquired these real estate investments.

(2) Subsequent to year-end, on December 29, 1995, the Partnership sold its interest in the Braesridge 305 Associates joint venture to an affiliate of its co-venture partners for net cash proceeds of $1,000,000, as further discussed in Item 7.

    The Partnership originally owned interests in five operating investment properties. The Partnership agreed to transfer title to the Yorktown Office Center to the mortgage lender in March of 1991. The decision to forfeit the Partnership's interest in the Yorktown Office Center, a 99,000 square foot building located in a suburb of Chicago, Illinois, was based on the property's inability to generate sufficient income to cover its debt service obligations. The inability of the Yorktown joint venture to meet the debt service requirements of the mortgage loan resulted from the significant oversupply of competing office space in the local suburban real estate market and its negative impact on occupancy and rental rates. Management did not foresee any improvement in the local real estate market for the next several years and believed that the use of cash reserves to fund operating deficits would still not enable the Partnership to recover any meaningful portion of its remaining investment in Yorktown Office Court. As a result of the transfer of title, the Partnership no longer has any ownership interest in this property. In addition, the venture which owned the Glenwood Village Shopping Center, a 41,000 square foot strip center in Raleigh, North Carolina, sold the property to a third party on September 23, 1991. The property was sold for $4,300,000 and, after repaying the outstanding mortgage loan and paying transaction costs, the Partnership's share of the net proceeds was $1,650,000.

    The Partnership's original investment objectives were to:

   (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
  (ii) preserve and protect the Limited Partners' capital;
 (iii) obtain  long-term  appreciation  in the value of its properties;
       and
  (iv) provide a build-up of equity through the reduction of mortgage loans on its properties.

    Through September 30, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $9,492,000, or approximately $387 per original $1,000 investment for the Partnership's earliest investors. Of this amount, approximately $4,497,000, or $175 per original $1,000 investment, represents proceeds distributed from the refinancing of the Charter Oak
Apartments in fiscal 1986 and from the sale of the Glenwood Village Shopping Center in November 1991. The remaining distributions have been paid from operating cash flow. A substantial portion of these distributions paid to date has been sheltered from current taxable income. The Partnership suspended the payment of regular quarterly distributions of excess cash flow in fiscal 1987. As of September 30, 1995, the Partnership retained its ownership interest in three of its five original investment properties. Due to the fiscal 1996 sale of the interest in the Braesridge joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which is substantially lower than the Partnership's investment in Braesridge, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, in all likelihood the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined.

    All of the properties securing the Partnership's remaining investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment project also competes with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period.

    The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

    The general partners of the Partnership (the "General Partners") are Fourth Income Properties Fund, Inc. and Properties Associates. Fourth Income Properties Fund, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

    As of September 30, 1995, the Partnership had interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                     Percent Occupied At
                                                                    Fiscal 1995
                            12/31/94    3/31/95   6/30/95   9/30/95   Average

Charter Oak Apartments         92%        95%       95%       96%       95%

Arlington Towne Oaks
  Apartments                   87%        91%       94%       94%       92%

Braesridge Apartments          96%        96%       95%       96%       96%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Income Properties Four Limited Partnership, PaineWebber, Fourth Income Properties Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Income Properties Four Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Fourth Income Properties Fund, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fourth Income Properties Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Income Properties Fund, Inc., PA and their affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At September 30, 1995 there were 2,064 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    The Partnership made no cash distributions to the Limited Partners during fiscal 1995.

Item 6.  Selected Financial Data
           Paine Webber Income Properties Four Limited Partnership
        For the years ended September 30, 1995, 1994, 1993, 1992 and 1991
                     (In thousands, except per Unit data)

                                 1995      1994        1993     1992    1991
                                 ----      ----         ----     ----    ----
(1)

Revenues                      $  1,656    $ 1,496    $  1,531  $ 1,577  $ 1,522

Operating loss                $   (427)   $  (518)   $  (322)  $  (222) $ (333)

Partnership's share of
 unconsolidated
 ventures' operations         $    174    $   34     $ (353)   $   (299)$ (605)

Loss before extraordinary
 gains                        $   (253)   $ (484)    $ (675)   $   (521)$ (938)

Extraordinary gains                  -         -          -           - $ 2,499

Net income (loss)             $    (253)  $ (484)    $ (675)   $  (521)$  1,561

Per Limited Partnership Unit:
 Loss before
  extraordinary gains         $    (9.75) $(18.65)  $(26.01) $ (20.09)$  (36.13)

 Extraordinary gains                   -        -         -         -   $  96.26

 Net income (loss)            $    (9.75) $(18.65) $(26.01)  $(20.09)   $  60.13

 Cash distribution
  from sale proceeds                   -        -        -  $  58.00         -

Total assets                   $  9,962  $ 10,410 $  8,849  $  9,364    $11,089

Long-term debt                $  4,915   $  4,973 $  3,337  $  3,486    $ 3,623

(1) The extraordinary gains recognized in fiscal 1991 related to the foreclosure of the Yorktown Office Court in March of 1991 and the extinguishment of a second mortgage loan secured by the Towne Oaks Apartments.

    The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 25,698 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered Limited Partnership Interests to the public from December 1981 to December 1982 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $25,698,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $22,336,000 was originally invested in five operating investment properties through joint ventures. Through September 30, 1995, one of these properties had been lost to foreclosure and another had been sold to a third party. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

     Subsequent to year end, on December 29, 1995, the Partnership sold its interest in the Braesridge joint venture to an affiliate of the co-venture partners for net cash proceeds of $1 million. Management had been actively marketing the Braesridge Apartments for sale during fiscal 1995 and received several offers from prospective purchasers. The purchase contract signed with the co-venture partners was at a price which exceeded all third party offers. The net sale price for the Partnership's equity interest was based on an agreed upon fair value of the property of approximately $11.7 million. The agreed upon fair market value is supported by management's most recent independent appraisal of the Braesridge Apartments and by the marketing efforts to third-parties which were conducted during fiscal 1995. Under the terms of the Braesridge joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell this investment. The original cash investment by the Partnership for its interest in the Braesridge joint venture was approximately $6,879,000 (including an acquisition fee of $725,000 paid to the Adviser of the Partnership). The property was originally subject to an institutional nonrecourse first mortgage of approximately $8,500,000 at the time of acquisition. Subsequent to acquisition, the venture was forced to modify the terms of the mortgage loan because the property did not generate sufficient cash flow to service the debt. The effect of such deferrals was that the total amount of the mortgage loan obligation increased over the several years covered by the modification agreements to a total of approximately $10 million. The inability of the Braesridge joint venture to service its mortgage debt obligations during the late 1980s was the result of overbuilding which precipitated a severe real estate recession. Such conditions, which existed throughout the country, were compounded in Houston by the collapse of the domestic crude oil production industry. These factors put severe downward pressure on occupancy levels and rental rates. The occupancy level of the Braesridge Apartments averaged 68% over the five-year period from fiscal 1985 through fiscal 1989. The estimated market value of the Braesridge Apartments had declined to approximately one-half of the outstanding debt obligation at the height of this real estate slump.

     Conditions in the markets for multi-family residential properties across the country have demonstrated gradual improvement over the past few years. The absence of significant new construction activity has allowed the oversupply which existed in many markets as a result of the overbuilding of the late 1980s to be absorbed. The results of this absorption have been stabilized occupancy levels and a gradual improvement in rental rates, which have had a positive impact on cash flow levels and, consequently, property values. The Braesridge Apartments achieved a 96% average occupancy level in fiscal year 1995, improved from a level of 93% attained in the prior year. The high occupancy levels in the Houston market over the last two years, combined with significantly increased rental rates, are now sufficient to justify the construction of new apartment units which could limit Braesridge's long-term performance. Because of the potential apartment development, as well as the attractive, assumable financing obtained in October 1994, management believed that now was the appropriate time to market the Braesridge Apartments for sale and complete a transaction which would enable the Partnership to realize a partial recovery of its initial investment in this property. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership will recognize a gain for financial reporting purposes in fiscal 1996 in connection with the sale of this venture interest because the losses recorded in prior years under the equity method of accounting have exceeded the Partnership's initial investment amount. The Partnership expects to distribute approximately $500,000 of the net sale proceeds, or approximately $20 per original $1,000 investment, in a special distribution to the Limited Partners to be made by February 15, 1996. The remaining net sale proceeds would be retained by the Partnership as additional working capital reserves.

     Due to the  fiscal  1996  sale  of the  interest  in the  Braesridge  joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which is substantially lower than the Partnership's investment in Braesridge, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, in all likelihood the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The improving market conditions referred to above for multi-family apartment properties, combined with the significant capital improvement programs which are in the process of being implemented at both of the two remaining investment properties, may result in favorable opportunities to sell the
Partnership's remaining investments within the next 2-to-3 years. The implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties, as discussed further below, are expected to support management's ability to increase rents and add value to these properties. Accordingly, management will likely defer any considerations of engaging in concerted sales efforts with respect to Charter Oak and Towne Oaks for the next 12-to-18 months until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the rental rate structures for the apartment units.

     As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments property. To date, over $1.8 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to begin the process of upgrading the apartment interiors. The exterior portion of the capital improvement program is substantially completed. Apartment interiors are being upgraded on a turnover basis and will continue over the next 3 years until all of the units have been upgraded. The property improvements were necessary in order to improve the average occupancy levels and rental rates at this 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The initial impact of the renovation program is reflected in the property's occupancy level which had increased to 94% as of September 30, 1995 from a low of 84% experienced one year earlier. The Partnership hired a new management firm to oversee the implementation of the property rehabilitation program and to manage the day-to-day operations of the apartment complex under the direction of the Managing General Partner. Management is confident that the capital improvement program will allow the property to remain competitive in its marketplace. Further increases in occupancy levels and rental rates are expected in fiscal 1996. As planned rental rate increases are implemented, the property should begin to generate excess cash flow in the fairly near future.

     During fiscal 1995, the Partnership received total distributions of $409,000 from Charter Oak Associates, which included an operating cash flow distribution and the release of certain excess reserves. The positive cash flow from the venture is a direct result of the HUD refinancing which took place in August 1993. As part of the HUD insured loan program, the joint venture was required to establish an escrow account for a replacement reserve and other required repairs which totalled approximately $1.7 million at the time of the loan closing. The balance of these restricted escrow deposits totaled approximately $780,000 as of September 30, 1995. These escrows have provided the capital necessary to address certain deferred maintenance and capital improvement items that have significantly upgraded individual units and the property as a whole. The capital improvements during fiscal 1995 were principally comprised of the renovation of individual apartment units which, as with Towne Oaks, is being done on a turnover basis and will continue until all of the apartments have been upgraded. The Charter Oak Apartments property has achieved a 4% increase in its average occupancy level over the past 3 years, improving to 95% for fiscal 1995 from a level of 91% experienced in fiscal 1992. The increase in the occupancy level over the past three consecutive years has been accomplished while simultaneously raising rental rates on the apartment units, which has allowed rental income to increase by an average of 6% per year. The suburban St. Louis submarket has not experienced any substantial new development activity in several years and management is not aware of any significant plans for major development activity in the near future. For fiscal 1996 management plans to continue the unit renovation program and address additional landscaping enhancements.

     At September 30, 1995 the Partnership and its consolidated joint venture had available cash and cash equivalents of $129,000. Such cash and cash equivalents, combined with the proceeds to be retained from the sale of the Braesridge joint venture interest, as discussed above, will be utilized for the working capital requirements of the Partnership and, if necessary, to fund property operating deficits and capital improvements of the joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sales or refinancing of such properties.

Results of Operations
1995 Compared to 1994

      The Partnership reported a net loss of $253,000 for the year ended September 30, 1995, as compared to a net loss of $484,000 recognized in the prior year. The decrease in net loss resulted from a decrease in the Partnership's operating loss of $91,000 and an increase in the Partnership's share of unconsolidated ventures' income of $140,000. The decrease in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, is primarily the result of an increase in rental revenues from the Towne Oak Apartments. Rental revenues increased by $187,000 for fiscal 1995, when compared to fiscal 1994, due to the impact of the capital improvements discussed above on occupancy and rental rates. The increase in revenues at Towne Oaks was partially offset by increases in the consolidated venture's interest expense, depreciation expense and real estate taxes. Interest expense on the Towne Oaks debt increased by $42,000 as a result of the higher principal balance and interest rate on the new mortgage loan subsequent to the fiscal 1994 refinancing transaction. Depreciation expense increased by $25,000 due to the additional depreciation on the capital improvements at the Towne Oaks Apartments. In addition, real estate tax expense on the Towne Oaks property increased by $14,000 in fiscal 1995.

      The improvement in the Partnership's share of unconsolidated ventures' income during fiscal 1995 is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures. As discussed further above, rental rates have increased at Charter Oak in conjunction with the capital improvement program and Braesridge experienced increases in both average occupancy and rental rates during fiscal 1995. Average occupancy at the Braesridge Apartments was 96% for fiscal 1995, as compared to 93% for fiscal 1994. The resulting increase in combined rental revenues, of $243,000, was partially offset by increases in repairs and maintenance expense at the Braesridge joint venture along with an increase in depreciation and amortization expense at the Charter Oak joint venture as a result of additional depreciation on the capital improvements.

1994 Compared to 1993

     The Partnership reported a net loss of $484,000 for the year ended September 30, 1994, which represented a decrease in net loss of $191,000 when compared to fiscal 1993. This favorable change was primarily the result of an improvement in the net operating results of the Partnership's unconsolidated joint ventures (Braesridge and Charter Oak) during fiscal 1994. The Partnership recognized income of $34,000 from its share of unconsolidated ventures' operations in 1994, as compared to a loss of $353,000 in fiscal 1993. This improvement was primarily the result of increased rental income from the Braesridge Apartments and lower mortgage interest and operating expenses of the Charter Oak joint venture. Rental revenues from Braesridge increased by $263,000 in fiscal 1994, which was partially offset by increases in salaries and repairs and maintenance expenses. As discussed further above, the Charter Oak joint venture refinanced its debt on August 31, 1993. This resulted in a decrease in the venture's interest expense of $242,000 during fiscal 1994. In addition, real estate taxes and maintenance expenses of the Charter Oak joint venture decreased by $39,000.

     The favorable change in the Partnership's share of unconsolidated ventures' operations was partially offset by an increase in the Partnership's operating loss. The increase in the Partnership's operating loss, of $196,000, was primarily the result of an increase in interest expense, coupled with a slight decline in rental revenues, from the Towne Oaks Apartments. The decrease in rental revenues can be attributed to the decline in occupancy at the Towne Oaks Apartments during the renovation period of the apartment complex, as discussed further above. Interest expense on the Towne Oaks debt increased by $110,000 as a result of the higher principal balance and interest rate on the new mortgage loan. An increase in Partnership general and administrative expenses of $63,000 also contributed to the increase in operating loss for fiscal 1994. The increase in general and administrative expenses resulted mainly from certain expenditures incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

1993 Compared to 1992

     The Partnership reported a net loss of $675,000 for the year ended September 30, 1993 as compared to a net loss of $521,000 for fiscal 1992. This increase in net loss resulted from an increase in the Partnership's operating loss of $100,000, coupled with an increase in the Partnership's share of unconsolidated ventures' losses of $54,000.

     The increase in the Partnership's operating loss was primarily a result of a decrease in rental revenues and an increase in property operating expenses reported by the consolidated Towne Oaks joint venture. The decrease in rental revenues can be attributed to a decline in occupancy at the Towne Oaks Apartments while the increase in operating expenses resulted mainly from an increase in repairs and maintenance expense incurred to upgrade the property and address certain deferred maintenance items. This was partially offset by an increase in other income at the Towne Oaks Apartments, along with a slight decrease in interest expense due to principal pay downs on the outstanding mortgage note. A decrease in interest income due to lower average outstanding cash reserve balances also contributed to the increase in operating loss for fiscal 1993.

     The Partnership's share of unconsolidated ventures' losses increased by 18% primarily due to an overall increase in property operating expenses at both unconsolidated joint ventures, which was partially offset by an increase in rental revenues due to improved occupancy at both the Charter Oak and Braesridge apartment properties during fiscal 1993. The Partnership's share of losses from the Charter Oak joint venture decreased by $111,000 as a result of higher revenues which were partially offset by an increase in real estate tax expense as a result of a refund received in fiscal 1992. The Partnership's share of losses from the Braesridge joint venture increased by $165,000 mainly due to certain leasing and marketing expenses incurred as part of efforts to further increase occupancy.

Inflation

     The Partnership completed its thirteenth full year of operations in fiscal 1995 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

     Inflation in future periods may cause an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    III-4
                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

    The Managing General Partner of the Partnership is Fourth Income Properties Fund, Inc. a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                  Date elected
      Name                      Office                      Age     to Office

Lawrence A. Cohen       President and Chief Executive
                          Officer                           42        8/30/88
Albert Pratt            Director                            84        6/12/81 *
J. Richard Sipes        Director                            48        6/9/94
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           48        10/29/85
James A. Snyder         Senior Vice President               50        7/6/92
John B. Watts III       Senior Vice President               42        6/6/88
David F. Brooks         First Vice President and
                           Assistant Treasurer              53        6/12/81 *
Timothy J. Medlock      Vice President and Treasurer        34        6/1/88
Thomas W. Boland        Vice President                      33        12/1/91

*  The date of incorporation of the Managing General Partner.

     (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

     (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

     (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

     Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

     Albert Pratt is Director of the Managing General Partner, a Consultant of PWI and a General Partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

     J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

     Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the State of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

     John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

     David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

     Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

     Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

     (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

     (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

     The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

     The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

     The Partnership has not paid cash distributions to the Unitholders from operations over the past five years. Furthermore, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Fourth Income Properties Fund, Inc., is owned by PaineWebber. Properties Associates, the Associate General Partner, is a
Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     (b) Neither directors and officers of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are Fourth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

     The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments. In connection with investing Partnership capital, the Adviser received acquisition fees paid by the joint ventures and sellers.

     All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Pursuant to the terms of the Partnership Agreement, taxable income or tax losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax losses arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income and tax losses from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contribution) for services rendered. The
Adviser did not earn any management fees during the year ended September 30, 1995 due to the lack of distributable cash flow.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1995 is $86,000 representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:

         (1) and (2)    Financial Statements and Schedules:

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at Page F-1.

         (3)       Exhibits:

                   The exhibits listed on the accompanying index to exhibits at Page IV-3 are filed as part of this Report.

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.


    (c)  Exhibits

              See (a)(3) above.

    (d)  Financial Statement Schedules

                   The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at Page F-1.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PAINE WEBBER INCOME PROPERTIES FOUR
                               LIMITED PARTNERSHIP


                                 By:  Fourth Income Properties Fund, Inc.
                                         Managing General Partner


                                  By: /s/ Lawrence A. Cohen
                                     Lawrence A. Cohen
                                     President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                     Thomas W. Boland
                                     Vice President

Dated:  January 9, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Albert Pratt                             Date:January 9, 1996
   Albert Pratt
   Director





By: /s/ J. Richard Sipes                        Date January 9, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS



                                                          Page  Number  in the
Exhibit No.        Description of Document                Report    or   Other
                                                           Reference
----------------   -----------------------------------    ---------------------

(3) and (4)    Prospectus   of   the   Registrant dated   Filed    with    the
               December 22, 1991, as supplemented         Commission  pursuant
               with particular reference to the           Rule  424(c)  and
               Restated Certificant and Agreement         incorporated  herein
               of Limited Partnership.                    by reference.


(10) Material contracts previously filed as Filed with the exhibits to registration to statements Commission pursuant
               and amendments thereto of the registrant   Section  13  or
               together with all such contracts filed     15(d)     of     the
               as exhibits of previously filed            Securities  Exchange
               Forms 10-K and hereby incorporated         Act  of   1934   and
               herein by reference.                       incorporated  herein
                                                          by reference.

(13)           Annual Report to Limited Partners          No   Annual   Report
                                                          for the   year ended
                                                          September 30, 1995
                                                          has  been  sent to
                                                          the Limited Partners.
                                                          An Annual Report will
                                                          be sent to the
                                                          Limited Partners
                                                          subsequent  to  this
                                                          filing.

(22)               List of subsidiaries                   Included  in  Item 1
                                                          of   Part  I  of  this
                                                          Report  Page  I-1,  to
                                                          which   reference   is
                                                          hereby made.


(27)               Financial data schedule                Filed as the last
                                                          page of EDGAR
                                                          submission
                                                          following the
                                                          Financial
                                                          Statements and
                                                          Financial Statement
                                                          Schedules required
                                                          by Item 14.

                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
Paine Webber Income Properties Four Limited Partnership:

  Report of independent auditors                                          F-2

  Consolidated balance sheets as of September 30, 1995 and 1994           F-3

  Consolidated statements of operations for the years ended September 30,
1995, 1994 and 1993                                                       F-4

  Consolidated statements of changes in partners' capital (deficit) for the years ended
   September 30, 1995, 1994 and 1993                                      F-5

  Consolidated statements of cash flows for the years ended September 30,
1995, 1994 and 1993                                                       F-6

  Notes to consolidated financial statements                              F-7

  Schedule III - Real Estate and Accumulated Depreciation                F-16

Combined Joint Ventures of Paine Webber Income Properties Four Limited
Partnership:

  Report of independent auditors                                         F-17

  Combined balance sheets as of September 30, 1995 and 1994              F-18

  Combined statements of operations and changes in venturers' deficit
   for the years ended September 30, 1995, 1994 and 1993                 F-19

  Combined statements of cash flows for the years ended
   September 30, 1995, 1994 and 1993                                     F-20

  Notes to combined financial statements                                 F-21

  Schedule III- Real Estate and Accumulated Depreciation                 F-27


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Four Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Income Properties Four Limited Partnership as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Four Limited Partnership at September 30, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               ERNST & YOUNG LLP

Boston, Massachusetts
December 29, 1995

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS


                                                            1995        1994
Operating investment property:
   Land                                                 $   1,400   $   1,400
   Buildings, improvements and equipment                   12,468      11,829
                                                        ---------   ---------
                                                           13,868      13,229
   Accumulated depreciation                                (4,436)     (4,016)
                                                        ---------   ---------
                                                            9,432       9,213

Cash and cash equivalents                                     129          24
Tax escrow deposit                                            110         156
Repair escrow                                                  59         794
Prepaid and other assets                                       57          39
Deferred financing costs, net of accumulated
 amortization of $13 ($4 in 1994)                            175          184
                                                          -------      ------
                                                          $ 9,962     $10,410
                                                          =======     =======


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                  $     144    $    484
Accrued real estate taxes                                     101          93
Mortgage interest payable                                      37          38
Tenant security deposits                                       58          56
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances                       974         780
Long-term debt                                              4,915       4,973
                                                        ---------    --------
      Total liabilities                                     6,229       6,424


Partners' capital:
  General Partners:
   Capital contributions                                        1           l
   Cumulative net loss                                       (100)        (97)
   Cumulative cash distributions                              (51)        (51)

  Limited Partners ($1,000 per unit; 25,698 Units issued):
   Capital contributions, net of offering costs            23,194      23,194
   Cumulative net loss                                     (9,819)     (9,569)
   Cumulative cash distributions                           (9,492)     (9,492)
                                                         --------   ---------
      Total partners' capital                               3,733       3,986
                                                         --------   ---------
                                                          $ 9,962     $10,410
                                                          =======     =======


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS OF  OPERATIONS
              For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)


                                              1995        1994         1993
                                              ----        ----         ----

Revenues:
   Rental revenue                             $ 1,613     $ 1,426      $1,454
   Interest income                                  8           8           9
   Other income                                    35          62          68
                                          -----------  ----------   ---------
                                                1,656       1,496       1,531

Expenses:
   Property operating expenses                    820         811         852
   Mortgage interest and other financing costs    458         416         298
   Depreciation and amortization                  420         395         358
   Real estate taxes                              134         120         136
   General and administrative                     251         272         209
                                            ---------   ---------   ---------
                                                2,083       2,014       1,853
                                             --------    --------    --------

Operating loss                                   (427)       (518)       (322)

Partnership's share of unconsolidated
  ventures' operations                            174          34        (353)
                                           ----------   ---------    --------

Net loss                                     $   (253)    $  (484)  $    (675)
                                             ========     =======   ==========

Net loss per Limited Partnership Unit         $  (9.75)    $(18.65)    $(26.01)
                                              ========     =======     ========


   The above net loss per Limited Partnership Unit is based upon the 25,698 Limited Partnership Units outstanding during each year.















                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)


                                      General       Limited
                                      Partners      Partners        Total


Balance at September 30, 1992          $(135)        $5,280        $ 5,145

Net loss                                  (7)          (668)          (675)
                                    --------        -------        -------

Balance at September 30, 1993           (142)         4,612          4,470

Net loss                                  (5)          (479)          (484)
                                    --------        -------        -------

Balance at September 30, 1994           (147)         4,133          3,986

Net loss                                  (3)          (250)          (253)
                                    --------       --------       --------

Balance at September 30, 1995         $ (150)       $ 3,883        $ 3,733
                                      ======        =======        =======
























                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
              For the years ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                1995        1994      1993
                                                ----        ----      ----

Cash flows from operating activities:
  Net loss                                    $  (253)     $ (484)  $   (675)
  Adjustments to reconcile net loss to net
      cash provided by (used for) operating
  activities:
   Depreciation and amortization                  420         395         358
   Amortization of deferred financing costs         9          18           -
   Partnership's share of unconsolidated
      ventures' operations                       (174)        (34)        353
   Changes in assets and liabilities:
     Tax escrow deposit                            46         (18)        (37)
     Accrued interest and other receivables         -           1           -
     Prepaid and other assets                     (18)          5         (27)
     Accounts payable and other liabilities        (3)          5          21
     Accounts payable - affiliate                   -         (25)          9
     Accrued real estate taxes                      8          (8)          -
     Mortgage interest payable                     (1)         13          (1)
     Tenant security deposits                       2          (4)         10
                                          ----------- -----------  ----------
        Total adjustments                         289         348         686
                                            ---------   ---------   ---------
        Net cash provided by (used for)
         operating activities                      36        (136)         11

Cash flows from investing activities:
  Distributions from unconsolidated
     joint ventures                               409         125           -
  Additional investments in
     unconsolidated joint ventures                (41)          -         (82)
  Additions to buildings, improvements
     and equipment                               (976)      (795)         (46)
  Decrease in (deposits to) repair escrow          735      (794)           -
        Net cash provided by (used for)
         investing activities                     127      (1,464)       (128)

Cash flows from financing activities:
  Payment of deferred financing costs               -        (188)          -
  Proceeds from issuance of long-term debt          -       5,000           -
  Principal repayments on long-term debt           (58)    (3,364)       (149)
                                                ------     ------       -----
        Net cash provided by (used for)
         financing activities                     (58)      1,448        (149)

Net increase (decrease) in cash and
     cash equivalents                             105       (152)       (266)

Cash and cash equivalents,
     beginning of year                             24        176         442
                                            ---------   --------    ---------

Cash and cash equivalents, end of year      $     129 $        24    $    176
                                            ========= ===========    ========

Cash paid during the year for interest      $     450  $      370    $    299
                                            =========  ==========    ========


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                  Notes To Consolidated Financial Statements


1.  Organization

      Paine Webber Income Properties Four Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in July 1981 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the sale of units (the "Units") of partnership interest (at $1,000 per Unit) of which 25,698 were subscribed and issued between December 1981 and December 1982.

2.  Summary of Significant Accounting Policies

      The accompanying financial statements include the Partnership's investments in three joint venture partnerships which own operating properties. As further discussed in Note 5, subsequent to year-end, the Partnership sold its interest in the Braesridge joint venture for $1,000,000. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnerships.

      As further discussed in Note 4, effective December 31, 1990, the co-venture partner of Arlington Towne Oaks Associates assigned its general partnership interest to Fourth Income Properties Fund, Inc., the Managing
General Partner of the Partnership (see Note 3). The assignment gave the Partnership control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of this joint venture on a consolidated basis. All transactions between the Partnership and the joint venture have been eliminated in consolidation.

      The operating investment property owned by the consolidated joint venture is carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The Partnership's operating investment property is considered to be held for long-term investment purposes as of September 30, 1995 and 1994. Depreciation on the operating investment property is computed using the straight-line method over an estimated useful life of forty years for the buildings and improvements and five years for the equipment. Acquisition fees paid to an affiliate in connection with the investment in the Towne Oaks joint venture have been capitalized and are included in the cost of the operating investment property.

      The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      Deferred financing costs represent loan financing fees and other long-term debt acquisition costs which have been capitalized and are being amortized, on a straight-line basis, over the term of the consolidated joint venture's mortgage loan. Amortization of deferred financing costs is included in mortgage interest expense and related financing costs on the accompanying statements of operations.

      The consolidated joint venture leases apartment units under leases with terms usually of one year or less. Rental income is recorded on the accrual basis as earned. Security deposits typically are required of all tenants.

      For purposes of reporting cash flows, the Partnerships considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the taxable loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

3.  The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Fourth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income or tax losses of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax losses arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income and tax losses from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser did not earn any basic management fees during the three-year period ended September 30, 1995 due to the lack of distributable cash flow. No incentive management fees have been paid to date.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 3/4% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners. No such fees have been earned to date.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real estate investments.

      Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $86,000, $98,000 and $110,000,
respectively,  representing  reimbursements  to an  affiliate  of  the  Managing
General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $1,000 (included in general and administrative expenses) for each of the years ended September 30, 1995, 1994 and 1993 for managing the Partnership's cash assets.
4.  Operating Investment Property

      Operating investment property at September 30, 1995 and 1994 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

      On August 23, 1982 the Partnership acquired an interest in Arlington Towne Oaks Associates, a Texas general partnership organized to purchase and operate Towne Oaks Apartments, a 320-unit apartment complex in Arlington, Texas. The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective December 31, 1990, the co-venture partner of Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release of any further obligations. As a result of the assignment, the Partnership assumed control over the affairs of the joint venture.

      The aggregate cash investment by the Partnership for its interest was approximately $5,258,000 (including an acquisition fee of $550,000 paid to the Adviser). The apartment complex was acquired subject to two mortgages: an institutional nonrecourse first mortgage with a balance of $4,435,000 at the time of closing and a second mortgage from the seller of the property with a balance of $1,650,000 at the time of closing. The second mortgage was extinguished in fiscal 1991. The venture refinanced its first mortgage loan during fiscal 1994. The new nonrecourse first mortgage loan had an outstanding principal balance of approximately $4,915,000 as of September 30, 1995.

      The joint venture agreement provides that the Partnership will receive from cash flow, to the extent available, a non-cumulative preferred return, payable monthly, of $483,000 for each year. After the Partnership's preferred return requirements are met, the co-venturer is then entitled to receive quarterly, non-cumulative subordinated returns of $14,000 for each quarter thereafter. The next $300,000 of available annual cash flow in any year is to be distributed 90% to the Partnership and 10% to the co-venturer. The next $200,000 of cash flow in any year is to be distributed 80% to the Partnership and 20% to the co-venturer. Any remaining cash flow is to be used to liquidate any unpaid principal and accrued interest on any notes made by the joint venture to any partners, and any remaining cash flow is to be distributed 70% to the Partnership and 30% to the co-venturer.

      Distributions of sale and/or refinancing proceeds will be as follows, after the payment of mortgage debts and to the extent not previously returned to each partner: 1) payment of notes and accrued interest payable to partners, 2) to the Partnership in an amount equal to the Partnership's gross investment, 3) to the manager for any unpaid subordinated management fees, 4) the next
$3,000,000 to the Partnership and co-venturer allocated 90% and 10%, respectively, 5) the next $2,000,000 to the Partnership and co-venturer allocated 80% and 20%, respectively, 6) the next $2,000,000 to the Partnership and co-venturer allocated 70% and 30%, respectively (increased by $200,000 for each year or partial year succeeding the fifth year of ownership by the Partnership), 7) remaining balance to the Partnership and co-venturer allocated 60% and 40%, respectively.

      Tax profits, as defined, will be allocated to the Partnership and the co-venturer in amounts equal to cash distributions, with the balance of the taxable income allocated 70% to the Partnership and 30% to the co-venturer. Tax losses, as defined, are allocated 80% to the Partnership and 20% to the co-venturer. Profits resulting from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) to the Partnership and the co-venturer on a proportionate basis to restore any negative capital accounts to zero, 2) any remaining gain equal to the excess of the capital proceeds, as defined, over the aggregate capital balances of all partners, to the Partnership and the co-venturer on a proportionate basis, and 3) to the Partnership and the co-venturer in a manner similar to cash distributions described in the preceding paragraph. Losses from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) losses equal to the excess of the aggregate positive capital accounts of all partners who have positive capital balances over the capital proceeds, as defined, to the Partnership and the co-venturer on a proportionate basis and 2) remaining losses 70% to the Partnership and 30% to the co-venturer. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the joint venture's net loss for the years ended September 30, 1995, 1994 and 1993 being allocated in a manner different from that provided in the joint venture agreement, as set forth above, such that no loss was allocable to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with the venture, the Partnership and the co-venturer shall loan the required funds to the venture in the proportions of 70% and 30%, respectively. In the event a partner defaults in its obligations to make a loan, the other partner may make all or any part of the loan required by the defaulting partner. Cumulative loans advanced to the joint venture by the Partnership totalled $1,551,000 as of September 30, 1995. Such loans bear interest at the lesser of 12% per annum or the prime rate and are repayable only from the venture's net cash flow or sale or refinancing proceeds.

      The following is a summary of property operating expenses for the years ended September 30, 1995, 1994 and 1993 (In thousands).
                                                1995         1994        1993
                                                ----         ----        ----
      Property operating expenses:
        Salaries                               $ 263        $ 241       $ 230
        Repairs and maintenance                  241          175         274
        Utilities                                105          150         150
        Insurance                                 10           26          25
        Management fees                           78           69          62
        Administrative and other                 123          150         111
                                              ------       ------      ------
                                               $ 820        $ 811       $ 852
                                               =====        =====       =====

5.  Investments in Unconsolidated Joint Ventures

     At September 30, 1995 and 1994, the Partnership had investments in two unconsolidated joint ventures, Charter Oak Associates and Braesridge 305 Associates, which own operating investment properties. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.
Condensed combined financial statements of the unconsolidated joint ventures follow.

                      Condensed Combined Balance Sheets
                         September 30, 1995 and 1994
                                (in thousands)

                                    Assets
                                                           1995        1994

     Current assets                                     $   1,221     $ 1,903
     Operating investment property, net                    18,216      17,943
     Other assets, net                                        292         276
                                                      -----------  ----------
                                                         $ 19,729     $20,122
                                                         ========     =======

                      Liabilities and Venturers' Deficit

     Current liabilities (including current portion of
       mortgage notes payable)                           $  2,052    $  2,070
     Long-term mortgage debt, less current portion         19,854      20,054

     Partnership's share of combined deficit               (1,575)     (1,406)
     Co-venturers' share of combined deficit                 (602)       (596)
                                                      -----------  ----------
                                                         $ 19,729     $20,122
                                                         ========     =======

                  Reconciliation of Partnership's Investment
                         September 30, 1995 and 1994

                                                            1995         1994

     Partnership's  share of combined deficit,
       as shown above                                  $ (1,575)      $(1,406)
     Partnership's share of current liabilities
       and long-term debt                                   511           531
     Excess basis due to investment in
     joint ventures, net (1)                                 90            95
                                                        -------       -------
     Equity in losses of unconsolidated joint
       ventures in excess of investments and advances   $   (974)    $   (780)
                                                        =========    ========

(1) At September 30, 1995 and 1994, the Partnership's investment exceeds its share of the combined joint venture capital and liabilities by approximately $90,000 and $95,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized on a straight-line basis over the estimated useful life of the properties.

          Condensed Combined Summary of Operations For the years ended
                        September 30, 1995, 1994 and 1993
                                 (in thousands)

                                                1995        1994        1993
                                                ----        ----        ----

   Rental income                             $ 5,168     $ 4,925      $ 4,546
   Interest and other income                     129         132          100
                                            ---------   ---------   ---------
                                                5,297       5,057       4,646

   Interest expense and related
     financing fees                             1,779       1,790       1,910
   Property operating expenses                  2,663       2,646       2,583
   Depreciation and amortization                  640         565         544
                                             --------   ----------   ---------
                                                5,082       5,001       5,037
                                             --------    --------    --------
   Net income (loss)                         $    215   $      56    $   (391)
                                             ========   =========    =========

   Net income (loss):
     Partnership's share of combined
          operations                         $    179  $      39    $   (348)
     Co-venturers' share of combined
          operations                               36         17         (43)
                                            ---------   --------    ---------
                                            $     215   $      56    $   (391)
                                            =========   =========    =========

             Reconciliation of Partnership's Share of Operations

                                               1995         1994        1993
                                               ----         ----        ----

Partnership's share of combined
   operations, as shown above              $    179    $     39       $  (348)
Amortization of excess basis                     (5)         (5)           (5)
                                          -----------  ----------  -----------
Partnership's share of unconsolidated
  ventures' income (losses)                  $    174   $      34    $   (353)
                                             ========   =========    =========

Equity in losses of unconsolidated joint ventures in excess of investments and advances on the balance sheet is comprised of the following equity method carrying values:

                                                            1995         1994

   Charter Oak Associates                             $        32      $  200
   Braesridge 305 Associates                               (1,006)       (980)
                                                        ---------     -------
                                                        $    (974)     $ (780)
                                                        =========      ======

      These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

      A description of the unconsolidated ventures' properties and the terms of the joint venture agreements are summarized below:

      a)  Charter Oak Associates

      On June 8, 1982, the Partnership acquired an interest in Charter Oak Associates, a Missouri general partnership organized to purchase and operate Charter Oak Apartments, a 284-unit apartment complex in Creve Coeur, Missouri. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group.

    The aggregate cash investment by the Partnership for its interest was approximately $5,289,000 (including an acquisition fee of $530,000 paid to the Adviser). The apartment complex was acquired subject to an institutional nonrecourse first mortgage with a balance of $5,036,000 at the time of closing. At September 30, 1985, Charter Oak Associates refinanced the first mortgage loan on the Charter Oak apartment complex. A new non-recourse first mortgage in the amount of $8,600,000 was obtained at that time. The mortgage loan had a term of seven years and bore interest at the rate of 11.3% per year. The proceeds from the refinancing were used to repay the remaining balance on the existing first mortgage loan of $4,670,000, to pay expenses of closing the new loan and for distributions to the joint venture partners. Refinancing proceeds of $3,000,000 and $600,000 were distributed to the Partnership and the co-venturer, respectively, on September 30, 1985. During fiscal 1993, the property's existing debt was refinanced again through the receipt of a loan issued in conjunction with an insured loan program of the U.S. Department of Housing and Urban Development (HUD). The new loan, which had an initial principal balance of $10,262,000, is a nonrecourse obligation secured by the operating investment property and an assignment of rents and leases. The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.35% . As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund certain of the aforementioned capital reserve requirements.

      The joint venture agreement and an amendment thereto (the "Agreement") dated September 30, 1985 provides that the first distribution of cash flow for any year shall be used collectively to reduce the other partner's deficit. The other partner's deficit is defined to be an amount equal to 10% of the excess aggregate amount required to be loaned to Charter Oak over the aggregate amount actually so loaned to Charter Oak by such partner. During fiscal 1993, the Partnership advanced 100% of the funds required to close the refinancing transaction referred to above, which totalled approximately $25,000. The joint venture agreement provides that the next $220,000 of net cash flow be distributed to the Partnership, on a noncumulative annual basis, payable monthly (preference return of the Partnership) and that the next $19,000 of cash flow be distributed to the co-venturer on a noncumulative annual basis, payable quarterly (preference return of the co-venturer); the next $213,000 of annual cash flow will be distributed 85% to the Partnership and 15% to the co-venturer, and any remaining annual cash flow will be distributed 70% to the Partnership and 30% to the co-venturer. The amount and timing of actual cash distributions are restricted by the Computation of Surplus Cash, Distributions and Residual Receipts as defined under the HUD financing agreement. During fiscal year 1995, the joint venture distributed $409,000 to the Partnership.

      Depreciation and an amount of gross taxable income equal to the amount paid to amortize the indebtedness of Charter Oak Associates shall be allocated 94% to the Partnership and 6% to the co-venturer. Any remaining taxable income or tax loss shall be allocated in the same proportions as cash is distributed. Allocations of the venture's operations between the Partnership and co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property will be distributed first to the payment of unpaid principal and accrued interest on any outstanding mortgage loans. Any remaining proceeds will be distributed according to the September 30, 1985 Amendment to the Agreement in the following order: repayment of unpaid principal and accrued interest on all outstanding operating notes; $2,230,000 to the Partnership; $200,000 to the co-venturer; $4,000,000 to the Partnership and the co-venturer in the proportions of 85% and 15%, respectively; with the remaining balance to the Partnership and the co-venturer in the proportions of 70% and 30%, respectively, unless distributions of net cash flow and certain proceeds have reached specified levels, in which case the remaining balance is distributed equally.

      If additional cash is required in connection with Charter Oak Associates, it may be provided by the Partnership and the co-venturer as loans to Charter Oak Associates. The agreement calls for such loans to be provided 70% by the Partnership and 30% by the co-venturer.

      The joint venture entered into a property management contract with an affiliate of the co-venturer, cancelable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of gross rental revenues.

      b)  Braesridge 305 Associates

      On September 30, 1982 the Partnership acquired an interest in Braesridge 305 Associates (Braesridge), a Texas general partnership organized to purchase and operate Braesridge Apartments, a 545-unit apartment complex. The apartment complex is located in Houston, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venture partners are Stanford Capital Corporation and certain individuals.

            Subsequent to year end, on December 29, 1995, the Partnership sold its interest in Braesridge to an affiliate of the co-venture partners for net cash proceeds of $1 million. Management had been actively marketing the Braesridge Apartments for sale during fiscal 1995 and received several offers from prospective purchasers. The purchase contract signed with the co-venture partners was at a price which exceeded all third party offers. The net sale price for the Partnership's equity interest is based on an agreed upon fair value of the property of approximately $11.7 million. The agreed upon fair market value is supported by management's most recent independent appraisal of the Braesridge Apartments and by the marketing efforts to third-parties which were conducted during fiscal 1995. Under the terms of the Braesridge joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell this investment. The Partnership's investment in the Braesridge Apartments represented 31% of the original investment portfolio. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership will recognize a gain in fiscal 1996 in connection with the sale of this venture interest because the losses recorded in prior years under the equity method have exceeded the Partnership's initial investment amount. The Partnership expects to distribute approximately $500,000 of the net sale proceeds, or approximately $20 per original $1,000 investment, in a Special Distribution to be made by February 15, 1996. The remaining net sale proceeds would be retained by the Partnership as additional working capital reserves. The sale of the Partnership's interest in Braesridge, as discussed further above, terminates the Partnership's rights to any share of future cash flow or sale or refinancing proceeds.

      The aggregate cash investment by the Partnership for its interest was approximately $6,879,000 (including an acquisition fee of $725,000 paid to the Adviser of the Partnership). The property was originally subject to an institutional nonrecourse first mortgage of approximately $8,500,000 at the time of closing. Subsequent to acquisition, the venture was forced to modify the terms of the mortgage loan because the property did not generate sufficient cash flow to service the debt. The initial debt modification provided for the deferral of a portion of the debt service payments through August 1, 1994. Effective August 1, 1994, the Braesridge joint venture completed a further modification of its mortgage obligation. The modified note, in the initial principal amount of $10,058,000, is secured by the operating investment property and requires principal and interest payments of $84,000 on the first day of each month beginning September 1994. The interest rate on the modified obligation is 9% with provisions to adjust the rate after the first 7 years of the note. The term of the mortgage obligation is not to exceed 25 years. Additionally, under the loan agreement the venture is required to make property maintenance escrow payments of $16,667 each month that the escrow does not maintain a balance of $300,000. Amounts in the property maintenance escrow are to be used, subject to approval by the lender, for major repairs, replacements, and renovations to the property or to offset operating deficits incurred in connection with the property. The venture is also required to make real estate tax escrow payments.

      If additional cash was required in connection with the operating investment property, it was to be provided by the venture partners equally as loans to the joint venture after an initial $100,000 special operating loan from the co-venturers. During 1995, the venture partners loaned an additional $82,000 to the joint venture in accordance with these terms. As of September 30, 1995, total operating loans of $290,750 and $178,250 were payable to the co-venturers and the Partnership, respectively. Total accrued interest on such loans aggregated $357,000 as of September 30, 1995.

      Taxable income or tax loss of the joint venture through the date of the sale of the Partnership's interest shall be allocated in the same proportion as cash is distributed and if no cash is distributed, 100% to the Partnership. Allocations of the venture's operations among the Partnership and co-venturers for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The joint venture entered into a property management contract with an affiliate of the co-venturers for fees equal to 4% of the gross receipts from operations of the complex.

6.    Long-term Debt

      Long-term debt at September 30, 1995 and 1994 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                          1995         1994
    9.08%  mortgage  note due  March
    1,  2019,   payable  in  monthly
    installments  of $42,  including
    interest,  collateralized by the
    operating investment property.                       $  4,915      $4,973
                                                         ========      ======

    Scheduled maturities of long-term debt are summarized as follows (in thousands):

            1996                $       63
            1997                        69
            1998                        75
            1999                        83
            2000                        91
            Thereafter               4,534
                                   -------
                                    $4,915
7.    Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Schedule III- Real Estate and Accumulated Depreciation
             Paine Webber Income Properties Four Limited Partnership

              Schedule of Real Estate and Accumulated Depreciation
                               September 30, 1995
                                 (In thousands)

                            Initial Cost to               Gross Amount at Which Carried at                             Life on Which
                             Partnership        Costs                 Close of period                                  Depreciation
                                   Buildings  Capitalized      Buildings,                                              in Latest
                                   Improvements (Removed)      Improvements                                            Income
                                   & Personal Subsequent to    & Personal      Accumulated  Date of      Date          Statement
Description Encumbrances    Land   Property  Acquisition  Land Property  Total Depreciation Construction Acquired      is Computed
Apartment
 Complex
Arlington,
 TX        $4,915           $1,400   $9,763  $2,705       $1,400  $12,468 $13,868  $4,436      1975      8/23/82        5-40 yrs


Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax purposes is approximately $13,227,000.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:

                                           1995           1994          1993
                                           ----           ----          ----

Balance at beginning of period           $13,229      $  12,097       $ 12,051
Increase due to capitalized
 mprovements                                 639          1,132             46
                                        --------      ---------      ---------
Balance at end of period                 $13,868      $  13,229       $ 12,097
                                         =======      =========       ========

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period           $ 4,016       $  3,625        $ 3,267
Depreciation expense                         420            391            358
                                         -------        -------        -------
Balance at end of period                 $ 4,436         $4,016        $ 3,625
                                         =======         ======        =======



                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Four Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of PaineWebber Income Properties Four Limited Partnership as of September 30, 1995 and 1994, and the related combined statements of operations and changes in venturers' deficit and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures of Paine Webber Income Properties Four Limited Partnership at September 30, 1995 and 1994 and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                       ERNST & YOUNG LLP


Boston, Massachusetts
November 16, 1995

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1995 and 1994
                                 (In thousands)

                                     Assets

                                                          1995           1994
                                                          ----           ----

Current assets:
   Cash and cash equivalents                           $      262    $    265
   Escrow deposits                                            882       1,619
   Property maintenance escrow                                 19           -
   Prepaid expenses                                            58          19
                                                     ------------   ---------
      Total current assets                                  1,221       1,903

Operating investment properties, at cost:
   Land                                                     3,119       3,119
   Buildings, improvements and equipment                   22,706      21,793
                                                        ---------    --------
                                                           25,825      24,912
   Less accumulated depreciation                           (7,609)     (6,969)
                                                        ---------    --------
                                                           18,216      17,943
Deferred expenses, net of accumulated amortization
  of $25 ($131 in 1994)                                       292         276
                                                       ----------  ----------
                                                          $19,729     $20,122

                       Liabilities and Venturers' Deficit

Current liabilities:
   Accounts payable and other liabilities             $       114    $    134
   Accrued real estate taxes                                  293         298
   Accrued interest                                           494         512
   Tenant security deposits                                   119         116
   Distributions payable to venturers                         305         336
   Operating loans from venturers                             516         459
   Other current liabilities                                   11          13
   Current portion of long-term debt                          200         202
                                                        ---------     -------
         Total current liabilities                          2,052       2,070

Long-term debt                                             19,854      20,054

Venturers' deficit                                         (2,177)     (2,002)
                                                        ---------    --------
                                                          $19,729     $20,122







                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

      COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT

             For the years ended September 30, 1995, 1994 and 1993
                                 (In thousands)

                                             1995         1994         1993
                                             ----         ----         ----
Revenues:
  Rental income                            $ 5,168      $ 4,925       $ 4,546
  Interest and other income                    129          132           100
                                         ---------    ---------      --------
                                             5,297        5,057         4,646

Expenses:
  Interest expense and related
     financing fees                          1,779        1,790         1,910
  Salaries and related costs                   719          738           648
  Depreciation and amortization                640          565           544
  Repairs and maintenance                      629          558           507
  Real estate taxes                            385          390           447
  Utilities                                    360          386           348
  Management fees                              235          223           228
  General and administrative                   254          271           310
  Insurance                                     81           80            95
                                        ----------   ----------    ----------
                                             5,082        5,001         5,037
                                          --------     --------      --------
Net income (loss)                              215           56          (391)

Distributions to venturers                    (390)        (448)            -

Venturers' deficit, beginning of year       (2,002)      (1,610)       (1,219)
                                         ---------     --------      ---------

Venturers' deficit, end of year           $ (2,177)     $(2,002)      $(1,610)
                                          ========      =======       ========























                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                1995        1994        1993
                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                          $    215    $     56     $  (391)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                 640         565         544
    Amortization of deferred financing costs       20          40          41
    Original issue discount interest                -        (144)       (181)
    Changes in assets and liabilities:
      Escrow deposits                             718         430          15
      Accounts receivable                           -           -           2
      Prepaid expenses                            (39)        135         (72)
      Accounts payable and other liabilities      (20)       (146)        163
      Accrued real estate taxes                    (5)         (7)         (3)
      Accrued interest                            (18)        116         114
      Tenant security deposits                      3           7           4
      Other current liabilities                    (2)         (9)        (24)
                                          ------------  ---------   ----------
           Total adjustments                    1,297         987         603
           Net cash provided by
               operating activities             1,512       1,043         212

Cash flows from investment activities:
  Capital expenditures                           (913)       (699)        (79)

Cash flows from financing activities:
  Distributions to venturers                     (421)       (125)          -
  Issuance of operating loans from venturers       82           -         131
  Repayment of operating loans from venturers     (25)          -           -
  Restricted escrows funded by debt proceeds        -           -      (1,678)
  Increase in deferred expenses                   (36)        (59)       (247)
  Proceeds from long-term debt                      -           -      10,262
  Principal payments on long-term debt           (202)        (65)     (8,526)
                                            ---------  ----------     -------
           Net cash used for financing
               activities                        (602)       (249)       (58)
                                                 --------- --------- ---------

Net increase (decrease) in cash and
     cash equivalents                             (3)          95          75

Cash and cash equivalents, beginning of year      265         170          95
                                            ---------   ---------  ----------

Cash and cash equivalents, end of year       $    262    $    265    $    170
                                             ========    ========    ========

Cash paid during the year for interest        $ 1,726     $ 1,675     $ 2,003
                                              =======     =======     =======





                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.    Summary of significant accounting policies

      Organization

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Four Limited Partnership (PWIP4) include the accounts of PWIP4's two unconsolidated joint ventures investees as of September 30, 1995. Charter Oak Associates was organized on June 8, 1982 in accordance with a partnership agreement between PWIP4 and Paragon/Charter Oak Associates, Ltd. The Charter Oak Associates joint venture was organized to purchase and operate an apartment complex in St. Louis County, Missouri. Braesridge 305 Associates was formed as a general partnership on September 30, 1982, for the purpose of acquiring and operating an apartment complex, including two phases, Braesridge I and Braesridge II. On the same date, Braesridge 305 Associates acquired from a partner the assets, subject to certain liabilities, of Braesridge I and the adjacent site for Braesridge II, which was completed in August 1983. The apartment complex is located in Houston, Texas. PWIP4 has two co-venturer partners in the Braesridge joint venture, Stanford Capital Corporation ("Stanford") and Braesridge Apartments. The financial statements of the Combined Joint Ventures are presented in combined form due to the nature of the relationship between the co-venturers and PWIP4, which owns a majority financial interest in both joint ventures.

      Basis of presentation

      The records of the two Combined Joint Ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles (GAAP) for financial reporting purposes, principally for depreciation.

      Operating investment properties

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. Both of the operating properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of September 30, 1995 and 1994.

      The Combined Joint Ventures have reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believe this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.

      The Combined Joint Ventures capitalized property taxes and interest incurred during the construction period of the projects along with the costs of identifiable improvements. Professional fees and other costs relating to the formation of the joint ventures have also been capitalized and are included in the cost of the properties. Depreciation expense is computed on a straight-line basis over the estimated useful life of the buildings, improvements and equipment, generally, 5 to 40 years.

      Deferred expenses

      Deferred expenses consist of capitalized loan costs which are being amortized over the terms of the related loan agreements. Amortization of deferred loan costs is included in interest expense on the accompanying statements of operations.

      Revenue Recognition

      The Combined Joint Ventures lease space at the apartment properties under short-term operating leases. Rental revenues are recognized on an accrual basis as earned pursuant to the terms of the leases. Security deposits are generally required of all tenants.

      Reclassifications

      Certain prior year balances have been reclassified to conform to the current year presentation.

      Income tax matters

      The Combined Joint Ventures consists of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

      Cash and cash equivalents

      For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

      Escrow Deposits

      Escrow deposits consist primarily of amounts to be used for the payment of property taxes, insurance premiums and reserves for replacements to the operating investment properties. Amounts in the property replacement reserves are to be used, subject to the approval by the lender, for major repairs, replacements and renovations to the properties. As of September 30, 1995, approximately $718,000 of these reserves relates to escrow accounts for property taxes, insurance premiums and a reserve for replacements as required by the U.S. Department of Housing and Urban Development (HUD) which insures the long-term debt of Charter Oak Associates Joint Venture. Use of these funds must be approved by HUD.

2.    Related Party Transactions

      Affiliates of Stanford provided property repair and maintenance services for the Braesridge Apartments totalling $65,000, $154,000 and $128,000 during the years ended September 30, 1995, 1994 and 1993, respectively. Additionally, management fees and fees for accounting services rendered totalling $136,000, $138,000 and $133,000 were paid by Braesridge 305 Associates to Stanford and affiliates of Stanford for the years ended September 30, 1995, 1994 and 1993, respectively. Both joint ventures have property management contracts with affiliates of the co-venture partners. The management fees paid to the property managers range from 4% to 5% of certain gross revenues.

      As provided  for in the  Braesridge  joint  venture  agreement,  the first
$100,000 of deficit funding from the venture partners is to be treated as a special operating loan. The special operating loans from partners accrue interest on principal only at 16%. Any deficit funding thereafter is to be treated as an operating loan which shall accrue interest on principal only at the greater of Bank of Boston prime plus 1% or 12%. Operating loans totaling $107,000 and $17,625 were made by the partners to the Braesridge 305 Associates joint venture in accordance with the joint venture agreement during fiscal 1993 and 1992, respectively. During 1995 the partners loaned an additional $82,000 to the Partnership under the same terms, as stated above. Of the total special and operating loans at September 30, 1995, $224,000, $178,000 and $67,000 is payable to Braesridge Apartments, PWIP4 and Stanford, respectively. Interest incurred on these operating loans totaled $57,000, $51,000 and $48,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

      As part of the refinancing of the long-term debt of Charter Oak Associates in fiscal 1993, PWIP4 provided an unsecured operating note in the amount of $25,000 which bore interest at the lower of 12% or the prime rate (8.75% at September 30, 1995) per year. The operating note and related accrued interest are payable only from refinancing or sales proceeds as defined by the agreement, including funds set aside in an escrow account to be released at some later date. During fiscal 1995, Charter Oaks repaid the operating loan plus accrued interest from certain funds released from escrow by the mortgage lender.

      Included in the balance of other current liabilities at September 30, 1995 and 1994 is $11,000 and $13,000, respectively, which represents the balance in an intercompany account maintained between Charter Oak Associates and the related property manager.

3.    Joint Venture Agreements

      Charter Oak Associates

      The joint venture owns and operates the Charter Oak Apartments, a 284-unit apartment complex in Creve Coeur, Missouri. As discussed further in Note 4, the mortgage debt of Charter Oak Associates matured on October 1, 1992, and was refinanced during fiscal 1993 through the receipt of a loan issued in conjunction with an insured loan program of the U.S. Department of Housing and Urban Development (HUD).

      The joint venture agreement and an amendment thereto dated September 30, 1985 (collectively, the Agreement) provides that the cash flow for any year shall first be distributed to a partner in the amount of the other partner's deficit. The other partner's deficit is defined to be an amount equal to 10% of the excess aggregate amount required to be loaned to the joint venture over the aggregate amount actually so loaned to the joint venture by such partner. Cash flow for any year shall next be distributed to PWIP4 in the amount of $220,000 on a non-cumulative annual basis, payable monthly. The next $19,000 will be distributed to the co-venturer on a non-cumulative annual basis, payable quarterly. The next $213,000 of annual cash flow will be distributed 85% to PWIP4 and 15% to the co-venturer, and any remaining annual cash flow will be distributed 70% to PWIP4 and 30% to the co-venturer. The timing and amount of actual distributions to the venture partners is restricted by the Computation of Surplus Cash, Distributions and Residual Receipts as defined under the HUD financing agreement. During fiscal year 1995, the joint venture distributed $385,000 to the Partnership.

      Depreciation and an amount of gross income equal to the amount paid to amortize the indebtedness of the joint venture shall be allocated 94% to PWIP4 and 6% to the co-venturer. Any remaining taxable income or tax losses shall be allocated in the same proportions as cash is distributed. Allocations of income or loss for financial reporting purposes have been made in accordance with the allocations of taxable income and tax loss.

      Any proceeds arising from a refinancing, sale, exchange or other disposition of property will be distributed first to the payment on unpaid principal and accrued interest on any outstanding mortgage notes. Any remaining proceeds will be distributed in the following order: repayment of unpaid principal and accrued interest on all outstanding operating notes; $2,230,000 to PWIP4; $200,000 to the co-venturer; $4,000,000 to PWIP4 and the co-venturer in the proportions of 85% and 15%, respectively; with any remaining balance to PWIP4 and the co-venturer in the proportions of 70% and 30%, respectively, unless distributions of net cash flow and certain proceeds have reached specified levels, in which cash the remaining balance is distributed equally.

      If additional cash is required in connection with the joint venture, it may be provided by PWIP4 and the co-venturer as loans (evidenced by operating notes) to the joint venture. The agreement calls for such loans to be provided 70% by PWIP4 and 30% by the co-venturer. PWIP4 funded 100% of the operating note required by the venture in fiscal 1993. Charter Oak Associates repaid the 1993 operating note plus accrued interest during fiscal 1995.

      Braesridge 305 Associates

      The joint venture owns and operates the 545-unit Braesridge apartment complex located in Houston, Texas. The joint venture agreement provides that the Net Cash Flow (as defined), after certain adjustments, shall be distributed monthly as a preferred return to PWIP4 from the date of the agreement as follows: September 30, 1983 - $510,000, September 30, 1984 - $555,000; September
30, 1985 and thereafter - $600,000. Any such amounts not distributed prior to the sale of the property will be distributed as a preference item to PWIP4 upon dissolution of the joint venture. Unpaid amounts at September 30, 1995 total $6,300,000. If any net cash flow remains after the payment to PWIP4 and payment of interest on the special operating loans for years subsequent to September 30, 1991, a noncumulative annual preferred return of up to $200,000 will be paid to Stanford Capital Corporation and Braesridge Apartments (the "remaining partners") on a quarterly basis. Any net cash flow remaining after payment of the preferred returns subsequent to September 30, 1991 will be distributed annually as follows: the first $100,000 distributed 75% to PWIP4 and 25% to the remaining partners, and any remaining distributed 50% to PWIP4 and 50% to the remaining partners.

      If there is a sale, exchange, or refinancing of the encumbered operating investment property, the first payment (after repayment of any operating loans, including accrued interest, payable to the venture partners) will be to PWIP4 to the extent of its gross investment (presently $6,775,000); the next will be to pay any accrued interest on and principal of any outstanding special operating loans; the next $2,250,000 will be to the remaining partners; the next
$1,000,000 will be to PWIP4; and the next $500,000 will be to the remaining partners. Any excess will be distributed 50% to PWIP4 and 50% to the remaining partners.

      Taxable income or tax loss in each year shall be allocated in accordance with the partners' tax basis interests in the joint venture. Allocations of the venture's income or loss for financial reporting purposes have been made in accordance with the allocations of taxable income and tax loss.

      Additional working capital required in connection with operations of the property prior to September 30, 1986 was to be provided by the remaining partners. Working capital required subsequent to September 30, 1986 is to be provided by the partners equally as loans to the joint venture (see Note 2).

     On October 27, 1995 PWIP 4 entered into a partnership interest purchase agreement with Braesridge 1995 Equity (Braesridge), an affiliate of the co-venturers, calling for the sale of PWIP4's entire partnership interest to Braesridge for $1,000,000. On this date, Braesridge paid PWIP a $200,000 nonrefundable deposit which is to be credited against the purchase price at closing. Under the terms of the assignment, PWIP4 will relinquish all rights and obligations associated with its interest in the joint venture, including any loans outstanding and interest related thereto.
4.    Mortgage Notes Payable

      Long-term debt at September 30, 1995 and 1994 consists of the following (in thousands):

                                                         1995         1994

    7.35%   nonrecourse   mortgage
    secured  by  the  Charter  Oak
    operating investment property;
    payable from October 1, 1993
    through August 1, 2028,
    in  principal  and  interest
    installments  of $68 per  month
    and the last installment  to be
    due and payable on  September 1,
    2028.  See  discussion  below.                      $ 10,127     $10,197

                                                              1995       1994

    Mortgage note secured by the
    Braesridge  Apartments;  principal
    and interest payments of $84 are
    due on the first day of each month
    beginning  September 1994. The
    loan bears interest at a rate of
    9% with  provisions to adjust the
    rate  after  the  first 7  years
    of the  note.  The  term  of the
    mortgage obligation is not to exceed
    25 years. See discussion regarding
    modification below.                                     9,927      10,059
                                                           20,054      20,256
        Less current portion                                 (200)       (202)
                                                         --------     -------
                                                         $ 19,854     $20,054
                                                         ========     =======

      Annual debt service payments on the Braesridge mortgage loan were scheduled to increase by approximately $130,000 effective August 1, 1992. Commencing August 1, 1992 monthly principal and interest payments of $95,000 were to have been payable until August 1, 1994 at which time a balloon payment of $9,800,000 was to have been due. The venture's cash flow was not expected to be sufficient to cover these increased payments in fiscal 1993. As a result, management initiated discussions with the lender during fiscal 1992, which resulted in an agreement for a further modification of the loan terms. Under the terms of the modification agreement, dated December 2, 1992, the lender agreed to defer the scheduled principal payments through the remaining term of the loan, which matured on August 1, 1994, until which the loan required interest-only payments on a monthly basis at a rate of 10% per annum. The mortgage note was modified again on August 1, 1994 under the terms set forth above. The agreement contains a call option that, with six months advance written notice on either the 7th, 14th, or 21st anniversary date of the note, would require the payment of the unpaid principal and accrued interest. Given 30 days advance written notice, the Partnership is allowed to make prepayments of up to 10% of the original principal on any interest paying date during the first 7 years of the note without prepayment consideration. The entire balance may be prepaid during the six full calendar months immediately preceding the 7th, 14th, and 21st anniversary date of the note or immediately preceding the maturity date of August 1, 2019 given 30 days advance written notice. In addition, the venture is required to make property maintenance escrow payments of $16,667 each month that the escrow does not maintain of balance of $300,000. Amounts in the property maintenance escrow are to be used, subject to approval by the lender, for major repairs, replacements and renovations to the property or to offset operating deficits incurred in connection with the property. The venture is also required to make real estate tax escrow payments.

      Interest expense on the Braesridge loan through August 1, 1994 was adjusted to reflect the original issue discount on the basis of a constant annual interest rate of 8%. This additional liability was recorded as accrued original issue discount interest and totalled $144,000 at September 30, 1993. Such amount was fully amortized during fiscal 1994.

      The loan secured by the Charter Oak Apartments is insured by the U.S. Department of Housing and Urban Development (HUD). In addition to the monthly principal and interest payment, the Charter Oak joint venture submits monthly escrow deposits of $19,000 for tax and insurance escrows and replacement reserves. Under the HUD loan program, the venture is required to obtain mortgage insurance to cover the outstanding principal balance of the loan. Mortgage insurance premiums paid during fiscal 1995 and 1994 totalled $84,000 and $103,000, respectively, and are included in interest expense and related financing fees on the accompanying statement of operations.

      Maturities of the long-term debt for each of the next five years and thereafter are as follows (in thousands):

      1996       $   200
      1997           217
      1998           236
      1999           257
      2000           279
      Thereafter  18,865
                 $20,054


Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
             Paine Webber Income Properties Four Limited Partnership

              Schedule of Real Estate and Accumulated Depreciation
                               September 30, 1995
                                 (In thousands)

                              Initial Cost to             Gross Amount at Which Carried at                             Life on Which
                                Partnership    Costs                  Close of period                                  Depreciation
                                 Buildings  Capitalized         Buildings,                                             in  Latest
                                 Improvements (Removed)         Improvements                                           Income
                                  & Personal Subsequent to      & Personal      Accumulated    Date of       Date      Statement
Description   Encumbrances  Land  Property   Acquisition  Land  Property  Total Depreciation   Construction  Acquired  is Computed

COMBINED JOINT VENTURES:

Apartment
Complex
Creve Coeur,
MO             $10,127     $1,420  $ 9,106  $1,971    $1,420    $11,077   $12,497     $3,706    1971           6/8/82  5-40 yrs


Apartment Complex
Houston, TX     9,927       2,000    7,590   3,738     1,699   11,629      13,328      3,903    1981          9/30/82  5-40 yrs
              ------        ------ --------  ------    ------  -------    --------    -------
              $20,054      $3,420  $16,696  $5,709    $3,119  $22,706     $25,825     $7,609
              =======      ======  =======  ======    ======  =======     =======     ======

Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax purposes is approximately $27,852,000.
(B)  See Note 5 of Notes to Financial Statements.
(C)  Reconciliation of real estate owned:
                                           1995           1994            1993
                                           ----           ----            ----

Balance at beginning of period           $24,912        $24,213        $24,134
Increase due to capitalized
 improvements                                913            699             79
                                        -----------  ----------    -----------
Balance at end of period                 $25,825        $24,912        $24,213
                                         =======        =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period           $ 6,969        $ 6,404         $5,860
Depreciation expense                         640            565            544
                                        --------       --------       --------
Balance at end of period                  $7,609         $6,969         $6,404
                                          ======         ======         ======