Form 10-Q
period 1995-12-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-02-09
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

                         CONSOLIDATED BALANCE SHEETS
             December 31, 1995 and September 30, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                   December 31      September 30
Operating investment property:
   Land                                           $   1,400         $   1,400
   Buildings, improvements and equipment             12,493            12,468
                                                  ---------         ---------
                                                     13,893            13,868
   Accumulated depreciation                          (4,542)           (4,436)
                                                  ---------         ---------
                                                      9,351             9,432

Cash and cash equivalents                             1,053               129
Tax escrow deposit                                      152               110
Repair escrow                                            40                59
Investment in joint venture at equity                   146                 -
Prepaid and other assets                                 52                57
Deferred financing costs, net                           174               175
                                                   --------           -------
                                                   $ 10,968           $ 9,962
                                                   ========           =======



                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities          $        88         $     144
Accrued real estate taxes                               135               101
Mortgage interest payable                                37                37
Tenant security deposits                                 63                58
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances                   -               974
Long-term debt                                        4,900             4,915
Partners' capital                                     5,745             3,733
                                                   --------           -------
                                                   $ 10,968           $ 9,962
                                                   ========           =======













                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1995 and 1994 (Unaudited)
                                (In thousands)

                                                   General           Limited
                                                   Partners          Partners

Balance at September 30, 1994                      $ (146)           $  4,132
Net loss                                               (2)               (181)
                                                   ------            --------
Balance at December 31, 1994                       $ (148)           $  3,951
                                                   ======            ========

Balance at September 30, 1995                      $ (150)           $  3,883
Net income                                             20               1,992
                                                  -------            --------
Balance at December 31, 1995                       $ (130)           $  5,875
                                                   ======            ========





































                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1995 and 1994 (Unaudited)
                     (In thousands, except per Unit data)

                                                      1995              1994

Revenues:
   Rental revenues                                   $   449           $  373
   Interest and other income                              65               67
                                                     -------           ------
                                                         514              440

Expenses:
   Property operating expenses                           309              316
   Interest expense and related fees                     113              115
   Depreciation expense                                  105              106
   Real estate taxes                                      34               29
   General and administrative                             61               56
                                                     -------           ------
                                                         622              622
                                                     -------           ------
Operating loss                                          (108)            (182)

Partnership's share of unconsolidated
   ventures' losses                                      (46)              (1)

Gain on sale of joint venture investment               2,166                -
                                                    --------          --------
Net income (loss)                                   $  2,012          $  (183)
                                                    ========          ========

Net income (loss) per Limited Partnership Unit       $ 77.52          $ (7.06)
                                                     =======          =======


   The above net income (loss) per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.

















                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
        For the three months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                           1995        1994
Cash flows from operating activities:
  Net income (loss)                                     $   2,012  $     (183)
  Adjustments to reconcile net income (loss) to
  net cash used for operating activities:
  Gain on sale of joint venture investment                 (2,166)          -
  Depreciation expense                                        105         106
  Amortization of deferred financing fees                       2           2
  Partnership's share of unconsolidated
  ventures' losses                                             46           1
   Changes in assets and liabilities:
   Tax and insurance escrow deposits                          (42)         17
   Prepaid and other assets                                     5           1
   Accounts payable and other liabilities                     (56)         22
   Accrued real estate taxes                                   34          29
   Tenant security deposits                                     5           3
        Total adjustments                                  (2,067)        181
                                                         --------     -------
        Net cash used for operating activities                (55)         (2)

Cash flows from investing activities:
  Proceeds received from sale of joint venture investment   1,000           -
  Distributions from unconsolidated joint ventures              -         200
  Additional investments in unconsolidated joint ventures       -         (41)
  Additions to buildings, improvements and equipment          (25)       (744)
  Decrease in repair escrow                                    19         745
                                                         --------     -------
        Net cash provided by investing activities             994         160

Cash flows from financing activities:
  Principal repayments on long-term debt                      (15)        (14)
                                                         --------     -------
Net increase in cash and cash equivalents                     924         144

Cash and cash equivalents, beginning of period                129          24
                                                         --------     -------
Cash and cash equivalents, end of period                $   1,053    $    168
                                                        =========    ========

Cash paid during the period for interest                $     111    $    113
                                                        =========    ========









                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)



1.  General

    The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Investments in Unconsolidated Joint Ventures

    At December 31, 1995, the Partnership had investments in one unconsolidated joint venture (two at December 31, 1994), Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

    On December 29, 1995, the Partnership sold its interest in the Braesridge Apartments property to its co-venture partner. As previously reported, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter of fiscal 1996, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership plans to make a special distribution of $513,960, or $20 per original $1,000 investment to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 are being retained by the Partnership for Partnership reserves and to fund any potential capital needs of its remaining investments.

    Summarized operating results of the unconsolidated joint ventures for the three months ended December 31, 1995 and 1994 are as follows. The summary of operations for the three months ended December 31, 1995 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995:

                   Condensed Combined Summary of Operations
      For the three months ended December 31, 1995 and 1994 (in thousands)

                                              1995                     1994

   Rental revenues and
     expense recoveries                      $1,314                    $1,241
   Interest and other income                     61                       102
                                             ------                    ------
                                              1,375                     1,343

   Property operating expenses                  682                       644
   Interest expense                             409                       434
   Depreciation and amortization                169                       162
   Real estate taxes                            101                       101
                                             ------                    ------
                                              1,361                     1,341
                                            -------                    ------
   Net income                               $    14                    $    2
                                            =======                    ======

   Net income:
     Partnership's share of
       combined income                      $    11                   $     1
     Co-venturers' share of
       combined income                            3                         1
                                            -------                    ------
                                            $    14                   $     2
                                            =======                   =======


             Reconciliation  of Partnership's  Share of Operations
      For the three months ended December 31, 1995 and 1994 (in thousands)

                                                1995                1994

   Partnership's share of
     combined income,
     as shown above                             $   11               $     1
   Amortization of excess basis                    (57)                   (2)
                                                ------               -------
   Partnership's share of
     unconsolidated ventures' losses            $  (46)              $    (1)
                                                ======               =======

3. Operating Investment Property

   Operating investment property at December 31, 1995 and September 30, 1995 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

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

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three months ended December 31, 1995 and 1994 (in thousands):

                                                  1995             1994

    Property operating expenses:
      Salaries and related costs                $   62         $     60
      Repairs and maintenance                       95               96
      Utilities                                    100              105
      Management fees                               20               18
      Administrative and other                      32               37
                                                ------         --------
                                                $  309         $    316
                                                ======         ========

4.  Related Party Transactions

    Included in general  and  administrative  expenses  for three  months  ended
    December 31, 1995 and 1994 is $21,000 and $25,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the three months ended December 31, 1995 and 1994 is $200 and $300, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.


5.  Long-term Debt

    Long-term  debt at December 31, 1995 and  September  30, 1995 relates to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):

                                                   December 31    September 30

    9.08% mortgage note due March 1, 2019,
    payable in monthly  installments  of
    $42,  including  interest,   collateralized
    by  the  Towne  Oaks  operating
    investment  property.                             $4,900           $4,915
                                                      ======           ======

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

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     On December 29, 1995, the Partnership sold its interest in the Braesridge Apartments property to its co-venture partner. As reported in the Annual Report, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000, which provided more net proceeds to the Partnership than any of the third-party offers. This net sale price for the Partnership's equity interest reflects the deduction of the outstanding first mortgage loan amount from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership will distribute approximately $514,000 of the net sale proceeds, or approximately $20 per original $1,000 investment, in a special distribution to the Limited Partners to be made on February 15, 1996. The remaining net sale proceeds of approximately $486,000 will be retained by the Partnership for Partnership reserves and to fund any potential capital needs of the Charter Oak and Towne Oak investments.

     The Partnership acquired its interest in Braesridge in September 1982 for an equity investment of $6,900,000. The property was originally secured by a first mortgage loan of $8,500,000. In the years that followed, there was significant overbuilding and a severe real estate recession. These factors, in combination with a weakened Texas economy, put considerable downward pressure on occupancy levels, rental rates and property values during the latter half of the 1980s, and was a trend that continued through the early 1990s. Due to this severe real estate downturn, the value of the Braesridge Apartments decreased to approximately one-half of its debt principal. As part of its efforts to recover some portion of the Partnership's original investment, management was able to complete several debt restructurings beginning in the late 1980's. These debt workouts were structured so that a major portion of the monthly debt service could be supported from property operations. The difference between the modified interest rate payments and the actual debt service payments to the lender was added to loan principal. This allowed the Partnership to retain its ownership position in the property during deteriorating economic conditions. The effect of these interest accruals was an increase in the amount of the first mortgage loan during the period covered by the modification agreements to an amount of approximately $10 million. However, these successful workouts prevented the property from being foreclosed upon by the lender.

     The recovery of the real estate markets for multi-family apartment properties across the country over the past 2-to-3 years had allowed Braesridge to achieve historically high occupancy levels and record levels of rental collection in fiscal 1994 and 1995. However, the high occupancy levels in the Houston apartment market over the past two years, combined with significantly increased rental rates, are now sufficient to justify the construction of new apartment units which could limit Braesridge's future performance. Because of the potential for apartment development and the possible adverse impact on the future operations of Braesridge, management believed that this was the appropriate time to sell the interest in the property and recover a small portion of the Partnership's original investment.

     Due to the  fiscal  1996  sale  of the  interest  in the  Braesridge  joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which is substantially lower than the Partnership's original investment in Braesridge, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The improving market conditions referred to above for multi-family apartment properties, combined with the significant capital improvement programs which are in the process of being implemented at both of the two remaining investment properties, may result in favorable opportunities to sell the
Partnership's remaining investments within the next 2-to-3 years. The implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties, as discussed further below, are expected to support management's ability to increase rents and add value to these properties in the near term. Accordingly, management will likely defer engaging in any concerted sales efforts with respect to Charter Oak and Towne Oaks for at least the next 12-to-18 months until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the rental rate structures for the apartment units.

     As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments property. To date, over $1.8 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to begin the process of upgrading the apartment interiors. The exterior portion of the capital improvement program is completed, and apartment interiors are being upgraded on a turnover basis, which will continue over the next 3 years until all of the units have been upgraded. The property improvements were necessary in order to improve the average occupancy levels and rental rates at this 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The initial impact of the renovation program is reflected in the property's occupancy level which had increased to 94% as of December 31, 1995 from a level of 87% experienced one year earlier. The Partnership hired a new management firm to oversee the implementation of the property rehabilitation program and to manage the day-to-day operations of the apartment complex under the direction of the Managing General Partner. Management is confident that the capital improvement program will allow the property to remain competitive in its marketplace. Further increases in occupancy levels and rental rates are expected throughout fiscal 1996. As planned rental rate increases are implemented, the property should begin to generate excess cash flow to support the Partnership's operations.

     At December 31, 1995 the Partnership and its consolidated joint venture had available cash and cash equivalents of $1,053,000. Such cash and cash equivalents include the proceeds from the sale of the Braesridge joint venture interest, as discussed above, of which approximately $514,000 will be distributed to the Limited Partners on February 15, 1996. The remaining balance of the Partnership's cash reserves will be utilized for its working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership reported net income of $2,012,000 for the three-month period ended December 31, 1995, as compared to a net loss of $183,000 recognized for the same period in the prior year. This favorable change in net operating results is a result of the sale of the Braesridge joint venture interest on December 29, 1995, as discussed further above. The Partnership accounted for its investment in the Braesridge joint venture using the equity method because the Partnership did not have voting control interest in the venture. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,166,000 in connection with the sale of its venture interest because the losses recorded in prior years under the equity method exceeded the Partnership's initial investment amount.

     The gain on the sale of the Braesridge joint venture interest was partially offset by an increase in the Partnership's share of unconsolidated ventures' losses during the quarter ended December 31, 1995 due to the write-off of the unamortized balance of the Partnership's excess basis in the Braesridge joint venture in the current period. The combined net operating results of the two unconsolidated joint ventures actually improved slightly in the current period. The Partnership's share of Braesridge's net loss for the period October 1, 1995 through December 29, 1995 was $70,000 more than the loss for the first quarter in the prior year mainly due to an increase in repairs and maintenance expenses. This was offset by an increase in Charter Oak's net income of $80,000 during the current quarter compared to the same period in the prior year. This increase in the venture's net income was primarily a result of an increase in rental revenues due to improvement in both occupancy and rental rates.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Income Properties Four Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fourth Income Properties Fund, Inc., PA and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

Item 2. through 5.
NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b)  Reports on Form 8-K:

      On January 16, 1996, a Current Report on Form 8-K was filed reporting the sale of the Partnership's interest in the Braesridge Apartments on December 29, 1995.

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


Date:  February 13, 1996