Form 10-Q
period 1996-03-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-05-14
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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



           Delaware
                                                                 04-2738053
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                           Identification No.)


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

                         CONSOLIDATED BALANCE SHEETS
              March 31, 1996 and September 30, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                    March 31       September 30
Operating investment property:
   Land                                           $   1,400         $   1,400
   Buildings, improvements and equipment             12,514            12,468
                                                  ---------         ---------
                                                     13,914            13,868
   Accumulated depreciation                          (4,648)           (4,436)
                                                ------------         ---------
                                                      9,266             9,432

Cash and cash equivalents                               520               129
Tax escrow deposit                                      192               110
Repair escrow                                            44                59
Investment in joint venture at equity                   177                 -
Prepaid and other assets                                 50                57
Deferred financing costs, net                           172               175
                                              -------------         ---------
                                                   $ 10,421           $ 9,962
                                                 ==========           =======


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities           $       77         $     144
Accrued real estate taxes                               168               101
Mortgage interest payable                                37                37
Tenant security deposits                                 58                58
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances                   -               974
Long-term debt                                        4,885             4,915
Partners' capital                                     5,196             3,733
                                                  ---------           -------
                                                   $ 10,421           $ 9,962
                                                  =========           =======













                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Rental revenues             $    542      $  476    $  1,053       $   915
   Interest and other income         10           3          12             4
                               --------     -------    --------        ------
                                    552         479       1,065           919

Expenses:
   Property operating expenses      304         337         613           653
   Interest expense and
      related fees                  113         112         226           229
   Depreciation expense             107         109         212           213
   Real estate taxes                 33          34          67            63
   General and administrative         61         34         121            90
                                --------    -------     -------      --------
                                    618         626       1,239         1,248
                                --------   --------     -------      --------

Operating loss                      (66)       (147)       (174)         (329)

Partnership's share of
     unconsolidated ventures'
     income (losses)                 35          36         (15)           35

Gain on sale of joint
      venture investment             -            -       2,166
                                --------   --------     -------      --------

Net income (loss)              $    (31)    $  (111)    $ 1,977      $   (294)
                               =========    =======     =======      ========

Net income (loss) per Limited
  Partnership Unit                $(1.19)   $ (4.29)    $ 76.17      $ (11.35)
                               =========    =======     =======      ========


Distributions per Limited
   Partnership Unit             $  20.00    $     -     $ 20.00      $     -
                               =========    =======     =======      ========

   The above net income (loss) and cash distributions per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General           Limited
                                                   Partners          Partners

Balance at September 30, 1994                      $ (146)           $  4,132
Net loss                                               (3)               (292)
                                                   -------           ---------
Balance at March 31, 1995                          $ (149)           $  3,840
                                                   ======            ========

Balance at September 30, 1995                      $ (150)           $  3,883
Cash distributions                                      -                (514)
Net income                                             20               1,957
                                                   ------            --------
Balance at March 31, 1996                          $ (130)           $  5,326
                                                   ======            ========




































                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
 For the six  months  ended March 31, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                           1995        1994
Cash flows from operating activities:
  Net income (loss)                                       $ 1,977     $  (295)
  Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
    Gain on sale of joint venture investment               (2,166)          -
    Depreciation expense                                      212         213
    Amortization of deferred financing fees                     3           4
    Partnership's share of unconsolidated
     ventures' income (losses)                                 15         (35)
    Changes in assets and liabilities:
      Tax and insurance escrow deposits                       (82)        100
      Prepaid and other assets                                  7           -
      Accounts payable and other liabilities                  (67)         18
      Accrued real estate taxes                                67         (63)
      Tenant security deposits                                  -           6
                                                       ------------ ---------
        Total adjustments                                  (2,011)        243
                                                      ------------  ---------
        Net cash used for operating activities                (34)        (52)
                                                      -----------    ---------

Cash flows from investing activities:
  Proceeds received from sale of joint venture investment   1,000           -
  Distributions from unconsolidated joint ventures              -         412
  Additional investments in unconsolidated joint ventures       -         (41)
  Additions to buildings, improvements and equipment          (46)       (764)
  Decrease in repair escrow                                    15         758
                                                   --------------  ----------
        Net cash provided by investing activities             969         365
                                                    -------------  ----------

Cash flows from financing activities:
  Distributions to limited partners                          (514)          -
  Principal repayments on long-term debt                      (30)        (28)
                                                     ------------- -----------
        Net cash used for financing activities               (544)        (28)
                                                      ------------ -----------

Net increase in cash and cash equivalents                     391         285

Cash and cash equivalents, beginning of period                129          24
                                                     ------------  ----------

Cash and cash equivalents, end of period              $       520    $    309
                                                      ============   ========

Cash paid during the period for interest              $       223    $    225
                                                      ===========    ========




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

2.  Investments in Unconsolidated Joint Ventures

    At March 31, 1996, the Partnership had an investment in one unconsolidated joint venture (two at March 31, 1995), Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

    On December 29, 1995, the Partnership sold its interest in the Braesridge Apartments joint venture to its co-venture partner. As previously reported, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter of fiscal 1996, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership made a special distribution of $513,960, or $20 per original $1,000 investment to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 are being retained by the Partnership for Partnership reserves and to fund potential future capital needs of its remaining investments.

    Summarized operating results of the unconsolidated joint ventures for the three and six months ended March 31, 1996 and 1995 are as follows. The summary of operations for the six months ended March 31, 1996 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995. The summary of operations for the three months ended March 31, 1996 includes only the Partnership's share of the net income of the Charter Oak joint venture:

                   Condensed  Combined  Summary of Operations
  For the three and six months ended March 31, 1996 and 1995 (in thousands):

                                      Three Months Ended      Six Months Ended
                                        March 31,               March 31,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

   Rental revenues and
     expense recoveries        $    583      $1,274     $   1,897      $2,515
   Interest and other income         31          39            91         141
                               --------   ---------   -----------    --------
                                    614       1,313         1,988       2,656

   Property operating expenses      257         574           939       1,218
   Interest expense                 189         427           598         861
   Depreciation and amortization     87         167           256         329
   Real estate taxes                 39          99           140         200
                                -------  ----------    ----------   ---------
                                    572       1,267         1,933       2,608
                                -------    --------     ---------    --------
   Net income                   $    42  $       46    $       55   $      48
                                =======  ==========    ==========   =========

   Net income:
     Partnership's share of
       combined income          $    36  $       37    $       42  $       38
     Co-venturers' share of
       combined income                6           9            13          10
                               --------- ----------    ----------  ----------
                               $     42  $       46    $       55  $       48
                               ========  ==========    ==========  ==========

               Reconciliation of Partnership's Share of Operations
   For the three and six months ended March 31, 1996 and 1995 (in thousands)

                                    Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----

   Partnership's share of
     combined income,
     as shown above            $     36     $     37     $    42     $    38
   Amortization of excess basis      (1)          (1)        (57)         (3)
                               ---------    --------     --------    -------
   Partnership's share of
     unconsolidated ventures'
      income(losses)           $     35     $     36     $   (15     $    35
                               ========     ========     =======     =======

3. Operating Investment Property

   Operating investment property at March 31, 1996 and September 30, 1995 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

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

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and six months ended March 31, 1996 and 1995 (in thousands):

                                    Three Months Ended      Six Months Ended
                                        March 31,               March 31,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

    Property operating expenses:
      Salaries and related costs   $   64    $     74     $   126      $  134
      Repairs and maintenance          68          83         163         179
      Utilities                       110         132         210         237
      Management fees                  22          19          42          37
      Administrative and other         40          29          72          66
                                   ------    --------     -------      ------
                                   $  304    $    337      $  613      $  653
                                   ======    ========      ======      ======

4.  Related Party Transactions

    Included in general and administrative expenses for six months ended March 31, 1996 and 1995 is $43,000 and $42,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for both the six months ended March 31, 1996 and 1995 is $400, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the
    Partnership's cash assets.

5.  Long-term Debt

    Long-term  debt at March 31,  1996 and  September  30,  1995  relates to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):

                                                   March 31       September 30

      9.08% mortgage note due
      March 1, 2019, payable in
      monthly installments of $42,
      including interest,
      collateralized by the Towne
      Oaks operating investment
      property.                                    $4,885           $4,915
                                                   ======           ======

6.   Contingencies

     The Partnership is involved in certain legal actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     On December 29, 1995, the Partnership sold its interest in the Braesridge Apartments joint venture to its co-venture partner. As reported in the Annual Report, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000, which provided more net proceeds to the Partnership than any of the third-party offers. This net sale price for the Partnership's equity interest reflects the deduction of the outstanding first mortgage loan amount from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership distributed approximately $514,000 of the net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 will be retained by the Partnership for Partnership reserves and to fund potential future capital needs of the Charter Oak and Towne Oaks investments.

     The Partnership acquired its interest in Braesridge in September 1982 for an equity investment of $6,900,000. The property was originally secured by a first mortgage loan of $8,500,000. In the years that followed, there was significant overbuilding and a severe real estate recession. These factors, in combination with a weakened Texas economy, put considerable downward pressure on occupancy levels, rental rates and property values during the latter half of the 1980s, and was a trend that continued through the early 1990s. Due to this severe real estate downturn, the value of the Braesridge Apartments had decreased to approximately one-half of its debt principal. As part of its efforts to recover some portion of the Partnership's original investment, management was able to complete several debt restructurings beginning in the late 1980's. These debt workouts were structured so that a major portion of the monthly debt service could be supported from property operations. The difference between the modified interest rate payments and the actual debt service payments to the lender was added to loan principal. This allowed the Partnership to retain its ownership position in the property during deteriorating economic conditions. The effect of these interest accruals was an increase in the amount of the first mortgage loan during the period covered by the modification agreements to an amount of approximately $10 million. Notwithstanding the increase in the debt obligation, these successful workouts prevented the property from being foreclosed upon by the lender.

     The recovery of the real estate markets for multi-family apartment properties across the country over the past 2-to-3 years had allowed Braesridge to achieve historically high occupancy levels and record levels of rental collections in fiscal 1994 and 1995. However, the high occupancy levels in the Houston apartment market over the past two years, combined with significantly increased rental rates, are now sufficient to justify the construction of new apartment units which could limit Braesridge's future performance. Because of the potential for apartment development and the possible adverse impact on the future operations of Braesridge, management believed that this was the appropriate time to sell the interest in the property and recover a small portion of the Partnership's original investment.

     Due to the  fiscal  1996  sale  of the  interest  in the  Braesridge  joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which is substantially lower than the Partnership's original investment in Braesridge, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The improving market conditions referred to above for multi-family apartment properties, combined with the significant capital improvement programs which are in the process of being implemented at both of the two remaining investment properties, may result in favorable opportunities to sell the
Partnership's remaining investments within the next 2-to-3 years. The implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties, as discussed further below, are expected to support management's ability to increase rents and add value to these properties in the near term. Accordingly, management will likely defer engaging in any concerted sales efforts with respect to Charter Oak and Towne Oaks for at least the next 12 months until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the rental rate structures for the apartment units.

     As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments property. To date, over $1.8 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to begin the process of upgrading the apartment interiors. The exterior portion of the capital improvement program has been completed and apartment interiors are being upgraded on a turnover basis, which will continue over the next 3 years until all of the units have been upgraded. The property improvements were necessary in order to improve the average occupancy levels and rental rates at this 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The initial impact of the renovation program is reflected in the property's occupancy level which had increased to 94% as of March 31, 1996 from a level of 89% experienced one year earlier. As the program of planned rental rate increases continues to be implemented at Towne Oaks, the property is expected to generate excess cash flow to support the Partnership's operations in the relatively near term.

     At March 31, 1996 the Partnership and its consolidated joint venture had available cash and cash equivalents of $520,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended March 31, 1996

     The Partnership reported a net loss of $31,000 for the three-month period ended March 31, 1996, as compared to a net loss of $111,000 recognized for the same period in the prior year. This favorable change in net operating results is the result of an increase of $66,000 in rental revenue at the Towne Oaks Apartments along with a decrease of $33,000 in property operating expenses during the three months ended March 31, 1996. The increase in rental revenues was due to the increase in both occupancy and rental rates discussed further above. The decrease in property operating expenses was primarily attributable to a $27,000 decrease in utilities expense.

     Due to the sale of the Partnership's interest in the Braesridge joint venture, the Partnership's share of the unconsolidated joint ventures operations for the current three-month period includes only the Partnerhship's share of the operations of the Charter Oak Apartments and is not directly comparable to the same period in the prior year which includes the results of both Charter Oak and Braesridge. The Partnership's share of Charter Oak's net income decreased slightly during the current three-month period, when compared to the same period in the prior year, primarily due to an increase in property operating expenses.






Six Months Ended March 31, 1996

      The Partnership reported net income of $1,977,000 for the six-month period ended March 31, 1996, as compared to a net loss of $294,000 recognized for the same period in the prior year. This favorable change in net operating results is a result of the sale of the Braesridge joint venture interest on December 29, 1995, as discussed further above. The Partnership accounted for its investment in the Braesridge joint venture using the equity method because the Partnership did not have voting control interest in the venture. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,166,000 in connection with the sale of its venture interest because the losses recorded in prior years under the equity method exceeded the Partnership's initial investment amount. Also contributing to the favorable change in net operating results was a decrease in the Partnership's operating loss. Operating loss decreased by $155,000 primarily as a result of increases in rental revenues from the consolidated Towne Oaks Apartments. Rental revenues at Towne Oaks increased as a result of increases in both occupancy levels and rental rates.

     The gain on the sale of the Braesridge joint venture interest was partially offset by an unfavorable change in the the Partnership's share of unconsolidated ventures' operations for the six months ended March 31, 1996. The Partnership's share of Braesridge losses increased primarily as a result of the write-off of the unamortized balance of the Partnership's excess basis in the Braesridge joint venture due to the sale. An increase in the Partnership's share of Charter Oak net income during the current six-month period partially offset the increase in the Braesridge net loss. Charter Oak net income increased primarily as a result of a decrease in professional fees and mortgage interest expense during the current six-month period. Professional fees and mortgage interest expense decreased due to the HUD related refinancing fees incurred during the six months ended March 31, 1995.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     As previously disclosed, Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in Paine Webber Income Properties Four Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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


Date:  May 12, 1996