Form 10-Q
period 1996-06-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1996-08-14
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
               June 30, 1996 and September 30, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                   June 30        September 30
                                                   -------        ------------

Operating investment property:
   Land                                           $   1,400         $   1,400
   Buildings, improvements and equipment             12,521            12,468
                                                   --------         ---------
                                                     13,921            13,868
   Accumulated depreciation                          (4,754)           (4,436)
                                                   --------          ---------
                                                      9,167             9,432

Cash and cash equivalents                               477               129
Tax escrow deposit                                      232               110
Repair escrow                                            48                59
Investment in joint venture, at equity                  259                 -
Prepaid and other assets                                 52                57
Deferred financing costs, net                           170               175
                                                    -------          --------
                                                    $10,405           $ 9,962
                                                    =======           =======


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities             $    65           $   144
Accrued real estate taxes                               202               101
Mortgage interest payable                                37                37
Tenant security deposits                                 57                58
Equity in losses of unconsolidated joint ventures
 in excess of investments and advances                    -               974
Long-term debt                                        4,869             4,915
Partners' capital                                     5,175             3,733
                                                    -------           -------
                                                    $10,405           $ 9,962
                                                    =======           =======



                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit data)

                                    Three Months Ended      Nine Months Ended
                                          June 30,               June 30,
                                    ------------------      -----------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Rental revenues               $  514      $  504     $ 1,567       $ 1,419
   Interest and other income          6           3          18             7
                                 ------      ------     -------       -------
                                    520         507       1,585         1,426

Expenses:
   Property operating expenses      322         333         935           986
   Interest expense and
     related fees                   113         118         339           343
   Depreciation expense             106          91         318           308
   Real estate taxes                 34          37         101           100
   General and administrative        48         109         169           200
                                 ------      ------     -------       -------
                                    623         688       1,862         1,937
                                -------    --------    --------      --------

Operating loss                     (103)       (181)       (277)         (511)

Partnership's share of
   unconsolidated
   ventures' income (losses)         82         (21)         67            14

Gain on sale of joint
  venture investment                  -           -       2,166             -
                                 ------      ------     -------       -------

Net income (loss)                $  (21)    $  (202)     $1,956       $  (497)
                                 ======     =======      ======       =======

Net income (loss) per Limited
  Partnership Unit               $(0.79)    $ (7.78)     $75.38       $(19.13)
                                 ======     =======      ======       =======

Cash distributions per
   Limited Partnership Unit     $     -    $      -      $20.00       $     -
                                =======    ========      ======       =======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.







                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)

                                                   General           Limited
                                                   Partners          Partners
                                                   ------            --------

Balance at September 30, 1994                      $ (146)           $  4,132
Net loss                                               (5)               (492)
                                                   ------            --------
Balance at June 30, 1995                           $ (151)           $  3,640
                                                   ======            ========

Balance at September 30, 1995                      $ (150)           $  3,883
Cash distribution                                       -                (514)
Net income                                             19               1,937
                                                   ------            --------
 Balance at June 30, 1996                          $ (131)           $  5,306
                                                   ======            ========


                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                           1996        1995
                                                           ----        ----
Cash flows from operating activities:
  Net income (loss)                                    $    1,956    $   (497)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Gain on sale of joint venture investment               (2,166)          -
    Depreciation expense                                      318         308
    Amortization of deferred financing fees                     5           6
    Partnership's share of unconsolidated
     ventures' income                                         (67)        (14)
    Changes in assets and liabilities:
      Tax and insurance escrow deposits                      (122)         86
      Prepaid and other assets                                  5         (25)
      Accounts payable and other liabilities                  (79)          9
      Accrued real estate taxes                               101         (26)
      Tenant security deposits                                 (1)          8
                                                        ---------    --------
        Total adjustments                                  (2,006)        352
                                                        ---------    --------
        Net cash used in operating activities                 (50)       (145)
                                                        ---------    ---------

Cash flows from investing activities:
  Proceeds received from sale of joint
     venture investment                                     1,000           -
  Distributions from unconsolidated joint ventures              -         412
  Additional investments in unconsolidated
      joint ventures                                            -         (41)
  Additions to buildings, improvements and equipment          (53)       (805)
  Decrease in repair escrow                                    11         763
                                                        ---------    --------

         Net cash provided by investing activities            958         329
                                                        ---------    --------

Cash flows from financing activities:
  Distribution to limited partners                           (514)          -
  Principal repayments on long-term debt                      (46)        (43)
                                                       ----------    --------
        Net cash used in financing activities                (560)        (43)
                                                       ----------    --------

Net increase in cash and cash equivalents                     348         141

Cash and cash equivalents, beginning of period                129          25
                                                       ----------   ---------

Cash and cash equivalents, end of period               $      477    $    166
                                                       ==========    ========

Cash paid during the period for interest               $      334    $    337
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

2.  Related Party Transactions

    Included in general and administrative expenses for nine months ended June 30, 1996 and 1995 is $65,000 and $66,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for both the nine months ended June 30, 1996 and 1995 is $1,000, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Ventures

    At June 30, 1996, the Partnership had an investment in one unconsolidated joint venture (two at June 30, 1995), Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

    During the first quarter of fiscal 1996, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership made a special distribution of $513,960, or $20 per original $1,000 investment, to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 were retained by the Partnership for Partnership reserves and to fund potential future capital needs of its remaining investments.

    Summarized operating results of the unconsolidated joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows. The summary of operations for the nine months ended June 30, 1996 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995. The summary of operations for the three months ended June 30, 1996 includes only the Partnership's share of the net income of the Charter Oak joint venture:

                   Condensed  Combined  Summary of Operations
     For the three and nine months ended June 30, 1996 and 1995 (in thousands)

                                 Three Months Ended      Nine  Months  Ended
                                       June 30,               June 30,
                                 ------------------      -------------------
                                      1996     1995           1996      1995
                                      ----     ----           ----      ----

   Rental revenues and
     expense recoveries             $  630   $1,254         $2,527     $3,769
   Interest and other income            26       46            118        187
                                    ------   ------         ------     ------
                                       656    1,300          2,645      3,956

   Property operating expenses         242      616          1,181      1,834
   Interest expense                    187      424            785      1,285
   Depreciation and amortization        92      180            348        509
   Real estate taxes                    39        97           180        297
                                    ------   ------         ------     ------
                                       560    1,317          2,494      3,925
                                    ------   ------         ------     ------

   Net income (loss)                $   96   $  (17)        $  151     $   31
                                    ======   ======         ======     ======

   Net income (loss):
     Partnership's share of
       combined income (loss)      $    83  $   (20)        $  125     $   18
     Co-venturers' share of
       combined income (loss)           13        3             26         13
                                    ------   ------         ------     ------
                                    $   96   $  (17)        $  151     $   31
                                    ======   ======         ======     ======


             Reconciliation  of Partnership's  Share of Operations
     For the three and nine months ended June 30, 1996 and 1995 (in thousands)


                                 Three Months Ended      Nine  Months  Ended
                                       June 30,               June 30,
                                 ------------------      -------------------
                                      1996     1995           1996      1995
                                      ----     ----           ----      ----

   Partnership's share of
     combined income (loss),
     as shown above                $    83     $  (20)     $   125    $    18
   Amortization of excess basis         (1)        (1)         (58)        (4)
                                   ---------   ------      -------    --------
   Partnership's share of
     unconsolidated ventures'
     income(losses)                $    82    $   (21)     $    67    $    14
                                   =======    =======      =======    =======

4. Operating Investment Property

   Operating investment property at June 30, 1996 and September 30, 1995 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

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

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and nine months ended June 30, 1996 and 1995 (in thousands):

                                       Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                       -----------------     -----------------
                                        1996    1995            1996     1995
                                        ----    ----            ----     ----

    Property operating expenses:
      Salaries and related costs      $   68   $   67         $  194   $  201
      Repairs and maintenance            105      136            268      314
      Utilities                           98       75            308      313
      Management fees                     21       20             63       57
      Administrative and other            30       35            102      101
                                      ------   ------         ------   ------
                                      $  322   $  333         $  935   $  986
                                      ======   ======         ======   ======

5.  Long-term Debt

    Long-term  debt at June 30,  1996 and  September  30,  1995  relates  to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):

                                                   June 30        September 30
                                                   -------        ------------

     9.08%  mortgage  note due  March 1,
     2019,     payable     in    monthly
     installments   of  $42,   including
     interest,   collateralized  by  the
     Towne  Oaks  operating   investment
     property.                                     $4,869            $4,915
                                                   ======             ======

6.   Contingencies

     The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     On December 29, 1995, the Partnership sold its interest in the Braesridge Apartments joint venture to its co-venture partner. As reported in the Annual Report, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter, an agreement was reached to sell the Partnership's interest in the Braesridge joint venture to the co-venture partner at a net sale price of $1,000,000, which provided more net proceeds to the Partnership than any of the third-party offers. This net sale price for the Partnership's equity interest reflects the deduction of the outstanding first mortgage loan and certain co-venture partner operating loans from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership distributed approximately $514,000 of the net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership to bolster cash reserves maintained to fund potential future capital needs of the Charter Oak and Towne Oaks investments.

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

     The recovery of the real estate markets for multi-family apartment properties across the country over the past 2-to-3 years had allowed Braesridge to achieve historically high occupancy levels and record levels of rental collections in fiscal 1994 and 1995. However, the high occupancy levels in the Houston apartment market over the past two years, combined with significantly increased rental rates, had become sufficient to justify the construction of new apartment units which could limit Braesridge's future performance. Because of the potential for apartment development and the possible adverse impact on the future operations of Braesridge, management believed that this was the appropriate time to sell the interest in the property and recover a small portion of the Partnership's original investment.

     Due to the  fiscal  1996  sale  of the  interest  in the  Braesridge  joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which is substantially lower than the Partnership's original investment in Braesridge, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The improving market conditions referred to above for multi-family apartment properties, combined with the significant capital improvement programs which are in the process of being implemented at both of the two remaining investment properties, may result in favorable opportunities to sell the
Partnership's remaining investments within the next 2-to-3 years. The implementation of capital improvements made possible by the recent refinancings of the Charter Oak and Towne Oaks properties, as discussed further below, are expected to support management's ability to increase rents and add value to these properties in the near term. Accordingly, management will likely defer engaging in any concerted sales efforts with respect to Charter Oak and Towne Oaks in the near term until the respective capital improvement programs are substantially completed and the effects of the improvements are fully reflected in the rental rate structures for the apartment units.

     As part of the refinancing of the mortgage loan secured by the Towne Oaks Apartments in fiscal 1994, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs. The balance of these restricted reserves totalled approximately $1.5 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with cash flow from property operations, to repair and upgrade the Towne Oaks Apartments property. To date, over $1.8 million of capital expenditures have been incurred to complete the installation and painting of new exterior siding on all buildings and to begin the process of upgrading the apartment interiors. The exterior portion of the capital improvement program has been completed and apartment interiors are being upgraded on a turnover basis, which will continue over the next 2-to-3 years until all of the units have been upgraded. To date, 56% of the unit interiors have been upgraded. The property improvements were necessary in order to improve the average occupancy levels and rental rates at this 20-year old facility, which had declined during fiscal 1993 and 1994 due to competitive conditions existing in the property's Arlington, Texas submarket. The property's average occupancy level for the quarter ended June 30, 1996 was 91%.

     As part of the refinancing of the mortgage loan secured by the Charter Oak Apartments in fiscal 1993, the joint venture was required to establish an escrow account for a replacement reserve and other capital repairs which totalled approximately $1.7 million at the time of the loan closing. Subsequent to the refinancing, the Partnership has implemented a program to use these funds, along with monthly escrow deposits to the replacement reserve as required by the mortgage agreement, to provide the capital necessary to address certain deferred maintenance and capital improvement items that have significantly upgraded individual units and the property as a whole. As with Towne Oaks, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. To date, 28% of the unit interiors have been upgraded. The average occupancy level at the Charter Oak Apartments for the quarter ended June 30, 1996 was 94%, up from 89% for the previous quarter. As a result of the improved occupancy level, management is reducing the concessions being offered at the property and increasing the rental rates.

     At June 30, 1996 the Partnership and its consolidated joint venture had available cash and cash equivalents of $477,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended June 30, 1996

     The Partnership reported a net loss of $21,000 for the three-month period ended June 30, 1996, as compared to a net loss of $202,000 recognized for the same period in the prior year. This decrease in the Partnership's net loss is attributable to a favorable change in the Partnership's share of unconsolidated ventures' operations of $103,000 and a decrease in the Partnership's operating loss of $78,000. Due to the sale of the Partnership's interest in the Braesridge joint venture, the Partnership's share of unconsolidated ventures' operations for the current three-month period includes only the Partnership's share of the operations of the Charter Oak joint venture and is not directly comparable to the same period in the prior year which includes the results of both Charter Oak and Braesridge. The Partnership's share of Charter Oak's net income increased by $35,000 for the current three-month period, when compared to the same period in the prior year, primarily due to an increase in rental income. Rental income at Charter Oak improved by $54,000 for the current three-month period as a result of an increase in rental rates.

     The decrease in the Partnership's operating loss is mainly the result of a decrease in general and administrative expenses. General and administrative expenses decreased by $61,000 for the three months ended June 30, 1996 mainly due to certain incremental costs incurred in the prior year in connection with the annual independent valuation of the Partnership's operating investment properties. In addition, rental revenue from the consolidated Towne Oaks Apartments increased by $10,000 for the current three-month period.

Nine Months Ended June 30, 1996

      The Partnership reported net income of $1,956,000 for the nine-month period ended June 30, 1996, as compared to a net loss of $497,000 recognized for the same period in the prior year. This favorable change in net operating results is a result of the sale of the Braesridge joint venture interest on December 29, 1995, as discussed further above. The Partnership accounted for its investment in the Braesridge joint venture using the equity method because the Partnership did not have voting control interest in the venture. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,166,000 in connection with the sale of its venture interest because the losses recorded in prior years under the equity method exceeded the Partnership's total investment amount.

      Also contributing to the favorable change in net operating results for the nine months ended June 30, 1996 was an increase in the Partnership's share of unconsolidated ventures' income and a decrease in the Partnership's operating loss. The Partnership's operating loss decreased by $234,000 primarily due to increases in rental revenues from the consolidated Towne Oaks Apartments and a decrease in both property operating expenses and general and administrative expenses. Rental revenues at Towne Oaks increased by $148,000 for the current nine-month period as a result of an increase in both average occupancy and rental rates. Property operating expenses decreased by $51,000 primarily due to a reduction in repairs and maintenance expenses. General and administrative expenses decreased by $31,000 mainly due to certain incremental costs incurred in the prior year in connection with the annual independent valuation of the Partnership's operating investment properties.

     Due to the sale of the Partnership's interest in the Braesridge joint venture, the Partnership's share of unconsolidated ventures' income for the current nine-month period includes the Partnership's share of the operations of the Braesridge joint venture only through December 29, 1995 and is not directly comparable to the same period in the prior year which includes a full nine months of operations of both Charter Oak and Braesridge. The Partnership's share of Charter Oak's net income increased by $83,000 during the current nine-month period, when compared to the same period in the prior year, primarily due to an increase in rental income and decreases in interest expense and property operating expenses. Rental income at Charter Oak improved by $106,000 for the current nine-month period as a result of an increase in rental rates. Mortgage interest expense decreased by $48,000 due to certain mortgage insurance premiums paid during the nine months ended June 30, 1995 in accordance with the terms of the HUD financing agreement. Property operating expenses at Charter Oak decreased by $37,000 primarily due to a decrease in certain professional fees. A decrease in interest and other income and an increase in depreciation expense partially offset the favorable changes in the net income of the Charter Oak joint venture for the nine months ended June 30, 1996.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

      As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


Date:  August 13, 1996