Form 10-K405
period 1996-09-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1997-01-14
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No ____.
                                      ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                 Form 10-K Reference
Prospectus of registrant dated                                    Part IV
December 22, 1981, as supplemented

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                                 1996 FORM 10-K

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
                    Reports on Form 8-K                                  IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-37

                                    PART I

Item 1.  Business

    Paine Webber Income Properties Four Limited Partnership (the "Partnership") is a limited partnership formed in July 1981 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties including shopping centers, office buildings and apartment complexes. The Partnership sold $25,698,000 in Limited Partnership Units (the "Units"), representing 25,698 Units at $1,000 per Unit, during the offering period pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-73602). Limited Partners will not be required to make any additional contributions.

    The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1996 two of the Partnership's original investments had been sold and one had been lost through foreclosure proceedings. As of September 30, 1996, the Partnership had two remaining operating property investments which were owned through joint venture partnerships as set forth below:

Name of Joint Venture                              Date of
Name and Type of Property                          Acquisition
Location                                  Size     of Interest   Type of Ownership (1)
-------------------------------------     ----     -----------   ----------------------------------
Charter Oak Associates                    284      6/8/82         Fee ownership of land and
Charter Oak Apartments                    units                   improvements (through joint venture)
Creve Coeur, Missouri

Arlington Towne Oaks Associates          320       8/31/82        Fee ownership of land and
Arlington Towne Oaks Apartments          units                    improvements (through joint venture)
Arlington, Texas


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments, and for a description of the agreements through which the Partnership has acquired these real estate investments.

    The Partnership previously owned interests in Braesridge 305 Associates, the Yorktown Office Center and the Glenwood Village Shopping Center. As discussed further in Item 7, on December 29, 1995 the Partnership assigned its interest in Braesridge 305 Associates, a joint venture which owned the Braesridge Apartments, a 545-unit apartment complex in Houston, Texas, to an affiliate of its co-venture partners for net cash proceeds of $1,000,000. The Partnership distributed approximately $514,000 of the Braesridge proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining proceeds were added to the Partnership's cash reserves. In addition, the venture which owned the Glenwood Village Shopping Center, a 41,000 square foot strip center in Raleigh, North Carolina, sold the property to a third party on September 23, 1991. The property was sold for $4,300,000 and, after repaying the outstanding mortgage loan and paying transaction costs, the Partnership's share of the net proceeds was $1,650,000. The Partnership distributed the majority of such proceeds to the Limited Partners in the form of a special distribution of $58 per original $1,000 investment which was paid in November 1991. The Partnership agreed to transfer title to the Yorktown Office Center to the mortgage lender in March of 1991. The decision to forfeit the Partnership's interest in the Yorktown Office Center, a 99,000 square foot building located in a suburb of Chicago, Illinois, was based on the property's inability to generate sufficient income to cover its debt service obligations. The inability of the Yorktown joint venture to meet the debt service requirements of the mortgage loan resulted from the significant oversupply of competing office space in the local suburban real estate market and its negative impact on occupancy and rental rates. As a result of the transfer of title, the Partnership no longer has any ownership interest in this property.

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

    The Partnership suspended the payment of regular quarterly distributions of excess cash flow in fiscal 1987. Through September 30, 1996, the Limited Partners had received cumulative cash distributions totalling $10,006,000, or approximately $407 per original $1,000 investment for the Partnership's earliest investors. Of this amount, $5,011,000, or $195 per original $1,000 investment, represents capital proceeds distributed from the refinancing of the Charter Oak Apartments in fiscal 1986, the sale of the Glenwood Village Shopping Center in fiscal 1992 and the sale of the Partnership's interest in the Braesridge joint venture in fiscal 1996. The remaining distributions have been paid from operating cash flow. A substantial portion of these distributions paid to date has been sheltered from current taxable income. As of September 30, 1996, the Partnership retained its ownership interest in two of its five original investment properties. Due to the fiscal 1996 sale of the interest in the Braesridge joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which was substantially lower than the Partnership's investment in the joint venture, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined.

    Both of the properties securing the Partnership's remaining investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets, including the greater Dallas area in which the Towne Oaks property is located, has escalated significantly.

    The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2. Properties

    As of September 30, 1996, the Partnership had interests in two operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

    Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                           Percent Occupied At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              12/31/95   3/31/96    6/30/96   9/30/96  Average
                              --------   -------    -------   -------  -------

Charter Oak Apartments         93%        89%       94%       94%       93%

Arlington Towne Oaks
  Apartments                   94%        94%       91%       91%       93%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Four Limited Partnership, PaineWebber, Fourth Income Properties Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Four Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Income Properties Fund, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Income Properties Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At September 30, 1996 there were 1,974 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for the amount of cash distributions made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

           Paine Webber Income Properties Four Limited Partnership For the years ended September 30, 1996, 1995, 1994, 1993 and 1992
                     (In thousands, except per Unit data)

                                 1996        1995     1994      1993    1992
                                 ----        ----     ----      ----    ----

Revenues                      $  1,816    $  1,656   $ 1,496   $ 1,531  $ 1,577

Loss on impairment of
  long-lived asset            $ (1,000)          -        -          -        -

Operating loss                $ (1,310)   $   (427)  $ (518)   $ (322)  $  (222)

Partnership's share of
  unconsolidated
  ventures' income (losses)   $     94    $    174   $   34    $ (353)  $  (299)

Gain on sale of
  joint venture interest      $  2,111           -        -         -        -

Net income (loss)             $    895    $   (253)  $ (484)   $ (675)  $  (521)

Per Limited Partnership Unit:
   Net income (loss)          $  34.48    $  (9.75)  $(18.65)  $(26.01) $(20.09)

   Cash distributions
      from sale proceeds     $   20.00           -         -         -  $ 58.00

Total assets                 $   9,320    $  9,962   $10,410   $ 8,849  $ 9,364

Long-term debt               $   4,852    $  4,915   $ 4,973   $ 3,337  $ 3,486

    The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 25,698 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered Limited Partnership Interests to the public from December 1981 to December 1982 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $25,698,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $22,336,000 was originally invested, through joint venture partnerships, in five operating investment properties, comprised of three multi-family apartment complexes, one commercial office property and one retail shopping center. As discussed further below, the sale of the Partnership's interest in one of the apartment properties occurred in fiscal 1996. In addition, in September 1991, the joint venture which owned the retail shopping center sold the property and distributed the net proceeds to the venture partners. Also in fiscal 1991, the Partnership agreed to transfer title to the office property to the first mortgage lender in settlement of the outstanding debt obligation, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      On December 29, 1995, the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of its co-venture partners for net cash proceeds of $1,000,000. As previously reported, the Partnership and its co-venture partner had been marketing Braesridge Apartments for sale and, as part of a marketing effort coordinated by a national brokerage firm, had received several offers from third party prospective purchasers. During the first quarter, an agreement was reached to assign the Partnership's interest in the Braesridge joint venture to an affiliate of the co-venture partners for the amount of $1,000,000, which provided more net proceeds to the Partnership than any of the third-party offers. This net sale price for the Partnership's equity interest reflects the deduction of the outstanding first mortgage loan and certain co-venture partner operating loans from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The purchase contract was signed in October 1995 and required the co-venture partner to make a $200,000 non-refundable escrow deposit and to close the transaction by January 16, 1996. On December 29, 1995, the transaction closed and the Partnership received the additional $800,000. The Partnership distributed approximately $514,000 of the net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership to increase cash reserves maintained to fund working capital requirements and potential future capital needs of the Charter Oak and Towne Oaks investments.

      Due to the fiscal 1996 sale of the Partnership's interest in the Braesridge joint venture, which represented 31% of the original investment portfolio, for an amount which is substantially lower than the Partnership's investment in the joint venture, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The Partnership's two remaining multi-family apartment properties both averaged 93% occupancy levels for fiscal 1996. In fiscal 1995, the Charter Oak and Towne Oaks apartment properties had average occupancy levels of 95% and 92%, respectively. The occupancy decline at Charter Oak and the limited occupancy gain at Towne Oaks can be partly attributed to competition from the single-family home market prompted by the continued availability of low home mortgage interest rates. For the past several years, the absence of significant new construction of multi-family apartments more than offset the competition from the single-family home market and allowed the oversupply of apartment units which existed in many markets as a result of the overbuilding of the late 1980s to be absorbed. Over the past 12 months, development activity for multi-family properties in many markets, including the greater Dallas area in which the Towne Oaks Apartments is located, has increased significantly. To date, Charter Oak has not experienced a significant increase in the supply of apartment units in its sub-market, but management continues to monitor this situation closely. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. Accordingly, managment will likely explore the market for potential sales opportunities for the Charter Oak and Towne Oaks properties in the near term. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     In light of the current strength of the real estate market for multi-family apartment properties which may provide the Partnership with opportunities to sell its remaining investment properties over the next 2-to-3 years, management reviewed the carrying values of its consolidated operating investment property, the Towne Oaks Apartments, for potential impairment as of September 30, 1996. In conjunction with such review in fiscal 1996, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Arlington Towne Oaks Associates. The impairment loss resulted because, in management's judgment, the venture is unlikely to be able to recover the carrying value of the asset within the Partnership's practicable remaining holding period. Arlington Towne Oaks Associates recognized an impairment loss of $1,000,000 to write down the operating investment property to its estimated fair value of $8.3 million as of September 30, 1996. Fair value was estimated using an independent appraisal of the operating property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

     Cash flow from the consolidated Towne Oaks joint venture continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. This work is scheduled to continue over approximately the next 2 years until all of the units have been upgraded. To date, more than half of the unit interiors have been upgraded. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. The upgraded units are generating additional rental rates averaging 11% greater than unrenovated units.

     During fiscal 1996, the Partnership received excess cash flow distributions from the Charter Oak joint venture of $263,000. At Charter Oak, refinancing reserves continue to be used as part of a program to upgrade individual units and the property as a whole. As with Towne Oaks, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. To date, approximately one-third of the unit interiors have been upgraded. The upgraded units are generating additional rental rates of $50 to $125 per month, depending on the type of unit.

     At September 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of $654,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties.

Results of Operations
1996 Compared to 1995

      The  Partnership  reported  net  income  of  $895,000  for the year  ended
September 30, 1996, as compared to a net loss of $253,000 fiscal 1995. This favorable change in net operating results is a result of the fiscal 1996 gain on the sale of the Braesridge joint venture interest discussed further above, which was partially offset by an increase in the Partnership's operating loss and a reduction in the Partnership's share of unconsolidated ventures' income. The Partnership accounted for its investment in the Braesridge joint venture using the equity method because the Partnership did not have voting control interest in the venture. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,111,000 in connection with the sale of its venture interest because the losses recorded in prior years under the equity method had exceeded the Partnership's initial investment amount.

      Operating loss increased by $883,000 in fiscal 1996 primarily due to the $1,000,000 impairment loss recognized in fiscal 1996 on the consolidated Towne Oaks Apartments, as discussed further above. The impairment loss was partially offset by increases in rental revenues from Towne Oaks and a decrease in general and administrative expenses. Fiscal 1996 rental revenues at Towne Oaks increased by $153,000, or 9%, over prior year amounts as a result of an increase in both average occupancy and rental rates. General and administrative expenses decreased by $40,000 mainly due to certain incremental costs incurred in the prior year in connection with an independent valuation of the Partnership's operating investment properties. An increase in property operating expenses also contributed to the increase in the Partnership's operating loss in fiscal 1996. Property operating expenses from the consolidated Towne Oaks joint venture increased by $67,000 primarily due to increases in utilities and repairs and maintenance expenses. Utilities at the property increased largely due to the severe winter experienced in the Dallas area in 1996. The increase in repairs and maintenance costs is consistent with the age of the property and management's desire not to defer any needed maintenance items.

     The decrease of $80,000 in the Partnership's share of unconsolidated ventures' income in fiscal 1996 resulted primarily from the decline in income associated with the sale of the Braesridge joint venture interest in the current year. The prior year amount included $66,000 of net income from the Braesridge joint venture which the Partnership sold on December 29, 1995. Accordingly, the Partnership's share of unconsolidated ventures' income in the current year only includes results from the Braesridge joint venture through the date of the sale, or approximately three months. Net operating income from the Partnership's remaining unconsolidated joint venture, Charter Oak Associates, declined in the current year despite an improvement of 4% in the venture's rental revenue. The increase in revenues was offset by higher non-cash depreciation charges in fiscal 1996 resulting from capital improvements performed at the Charter Oak Apartments over the past two years.

1995 Compared to 1994

      The Partnership reported a net loss of $253,000 for the year ended September 30, 1995, as compared to a net loss of $484,000 recognized in the prior year. The decrease in net loss resulted from a decrease in the Partnership's operating loss of $91,000 and an increase in the Partnership's share of unconsolidated ventures' income of $140,000. The decrease in the Partnership's operating loss, which includes the results of the consolidated Towne Oaks joint venture, was primarily the result of an increase in rental revenues from the Towne Oak Apartments. Rental revenues increased by $187,000 for fiscal 1995, when compared to fiscal 1994, due to the impact of the capital improvements discussed above on occupancy and rental rates. The increase in revenues at Towne Oaks was partially offset by increases in the consolidated venture's interest expense, depreciation expense and real estate taxes. Interest expense on the Towne Oaks debt increased by $42,000 as a result of the higher principal balance and interest rate on the new mortgage loan subsequent to the fiscal 1994 refinancing transaction. Depreciation expense increased by $25,000 due to the additional depreciation on the capital improvements at the Towne Oaks Apartments. In addition, real estate tax expense on the Towne Oaks property increased by $14,000 in fiscal 1995.

      The improvement in the Partnership's share of unconsolidated ventures' income during fiscal 1995 is primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures. Rental rates increased at Charter Oak in conjunction with the capital improvement program and Braesridge experienced increases in both average occupancy and rental rates during fiscal 1995. Average occupancy at the Braesridge Apartments was 96% for fiscal 1995, as compared to 93% for fiscal 1994. The resulting increase in combined rental revenues, of $243,000, was partially offset by increases in repairs and maintenance expense at the Braesridge joint venture along with an increase in depreciation and amortization expense at the Charter Oak joint venture as a result of additional depreciation on the capital improvements.

1994 Compared to 1993

     The Partnership reported a net loss of $484,000 for the year ended September 30, 1994, which represented a decrease in net loss of $191,000 when compared to fiscal 1993. This favorable change was primarily the result of an improvement in the net operating results of the Partnership's unconsolidated joint ventures (Braesridge and Charter Oak) during fiscal 1994. The Partnership recognized income of $34,000 from its share of unconsolidated ventures' operations in 1994, as compared to a loss of $353,000 in fiscal 1993. This improvement was primarily the result of increased rental income from the Braesridge Apartments and lower mortgage interest and operating expenses of the Charter Oak joint venture. Rental revenues from Braesridge increased by $263,000 in fiscal 1994, which was partially offset by increases in salaries and repairs and maintenance expenses. The Charter Oak joint venture refinanced its debt on August 31, 1993, which resulted in a decrease in the venture's interest expense of $242,000 during fiscal 1994. In addition, real estate taxes and maintenance expenses of the Charter Oak joint venture decreased by $39,000.

     The favorable change in the Partnership's share of unconsolidated ventures' operations was partially offset by an increase in the Partnership's operating loss. The increase in the Partnership's operating loss, of $196,000, was primarily the result of an increase in interest expense, coupled with a slight decline in rental revenues, from the Towne Oaks Apartments. The decrease in rental revenues can be attributed to a decline in occupancy at the Towne Oaks Apartments which occurred during the renovation period of the apartment complex. Interest expense on the Towne Oaks debt increased by $110,000 as a result of the higher principal balance and interest rate on the new mortgage loan. An increase in Partnership general and administrative expenses of $63,000 also contributed to the increase in operating loss for fiscal 1994. The increase in general and administrative expenses resulted mainly from certain expenditures incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

Inflation

     The Partnership completed its fourteenth full year of operations in fiscal 1996 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

     Inflation in future periods may cause an increase in revenues, as well as operating expenses, at the Partnership's operating investment properties. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date
                                                                   elected
      Name                      Office                      Age    to Office
      ----                      ------                      ---    ---------

Bruce J. Rubin          President and Director              37      8/22/96
Terrence E. Fancher     Director                            43     10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           49     10/29/85
James A. Snyder         Senior Vice President               51       7/6/92
David F. Brooks         First Vice President and
                          Assistant Treasurer               54      6/12/81*
Timothy J. Medlock      Vice President and Treasurer        35       6/1/88
Thomas W. Boland        Vice President                      34      12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

     (b) Neither directors and officers of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership. As of September 30, 1996, PaineWebber and its affiliates owned 72 Units of limited partnership interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

     The General Partners of the Partnership are Fourth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

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

     Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contribution) for services rendered. The
Adviser did not earn any management fees during the year ended September 30, 1996 due to the lack of distributable cash flow.

     An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $82,000, representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.


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


                                 PAINE WEBBER INCOME PROPERTIES FOUR
                                          LIMITED PARTNERSHIP


                                 By:  Fourth Income Properties Fund, Inc.
                                         Managing General Partner


                                  By: /s/ Bruce J. Rubin
                                     -------------------
                                     Bruce J. Rubin
                                     President and Chief Executive Officer


                                  By: /s/ Walter V. Arnold
                                     ---------------------
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer


                                  By: /s/ Thomas W. Boland
                                     ----------------------
                                     Thomas W. Boland
                                     Vice President

Dated:  January 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 10, 1997
   ----------------------                             ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date: January 10, 1997
   ----------------------                             ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS

                                                      Page   Number   in   the Report
Exhibit No. Description of Document                   or Other Reference
----------  -------------------------                 -------------------------------
(3) and (4) Prospectus of the Registrant              Filed with  the Commission
            dated December 22, 1981, supplemented,    pursuant to Rule 424(c)
            with particular reference to the          and incorporated  hereinby
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with  th Commission
            exhibits to registration statements and   pursuant  to Section 13 or 15(d)
            amendments thereto of the registrant      of the Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the year
                                                      ended September 30, 1996 has
                                                      been sent to the Limited Partners.
                                                      An Annual Report will be sent to
                                                      the Limited Partnes subsequent to
                                                      this filing.


(27)        Financial Data Schedule                   Filed  as  last  page of EDGAR
                                                      submission following the Financial
                                                      Statements and Financial
                                                      StatementSchedul erequired by
                                                      Item 14.


                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Four Limited Partnership:

  Report of independent auditors                                          F-3

  Consolidated balance sheets as of September 30, 1996 and 1995           F-4

  Consolidated statements of operations for the years ended
   September 30, 1996, 1995 and 1994                                      F-5

  Consolidated statements of changes in partners' capital (deficit)
    for the years ended September 30, 1996, 1995 and 1994                 F-6

  Consolidated statements of cash flows for the years ended
    September 30, 1996, 1995 and 1994                                     F-7

  Notes to consolidated financial statements                              F-8

  Schedule III - Real Estate and Accumulated Depreciation                F-18


Charter Oak Associates:

  Report of independent auditors                                         F-19

  Balance sheets as of September 30, 1996 and 1995                       F-20

  Statements of income for the years ended September 30, 1996,
    1995 and 1994                                                        F-21

  Statements of changes in venturers' capital (deficit) for
   the years ended September 30, 1996, 1995 and 1994                     F-22

  Statements of cash flows for the years ended September 30, 1996,
    1995 and 1994                                                        F-23

  Notes to financial statements                                          F-24

  Schedule III- Real Estate and Accumulated Depreciation                 F-27

                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Reference
                                                                    (continued)
                                                                    -----------

Braesridge 305 Associates:

  Report of independent auditors                                         F-28

  Balance sheets as of December 29, 1995 and September 30, 1995          F-29

  Statements  of income for the period  October 1, 1995 to December 29,
    1995 and the years ended September 30, 1995 and 1994                 F-30

  Statements of changes in venturers' capital (deficit) for the period
    October 1, 1995 to December 29, 1995 and the years ended
    September 30, 1995 and 1994                                          F-31

  Statements of cash flows for the period October 1, 1995 to
    December 29, 1995 and the years ended September 30, 1995 and 1994    F-32

  Notes to financial statements                                          F-33

  Schedule III- Real Estate and Accumulated Depreciation                 F-37


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Four Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Income Properties Four Limited Partnership as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in partners'
capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Income Properties Four Limited Partnership at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 2 and 4 to the consolidated financial statements, in fiscal 1996 the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                           /S/ ERNST & YOUNG LLP
                                           ---------------------
                                           ERNST & YOUNG LLP



Boston, Massachusetts
January 8, 1997

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                    ASSETS


                                                            1996        1995
                                                            ----        ----
Operating investment property:
   Land                                                  $  1,300    $  1,400
   Buildings, improvements and equipment                   11,842      12,468
                                                         --------    --------
                                                           13,142      13,868
   Accumulated depreciation                                (4,877)     (4,436)
                                                         --------    --------
                                                            8,265       9,432

Cash and cash equivalents                                     654         129
Tax escrow deposit                                            121         110
Repair escrow                                                  53          59
Prepaid and other assets                                       59          57
Deferred financing costs, net of accumulated
   amortization of $20 ($13 in 1995)                          168         175
                                                         --------    --------
                                                         $  9,320    $  9,962
                                                         ========    ========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                   $    105    $    144
Accrued real estate taxes                                     115         101
Mortgage interest payable                                      37          37
Tenant security deposits                                       65          58
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances                        32         974
Long-term debt                                              4,852       4,915
                                                         --------    --------
      Total liabilities                                     5,206       6,229


Partners' capital:
  General Partners:
   Capital contributions                                        1           l
   Cumulative net loss                                        (91)       (100)
   Cumulative cash distributions                              (51)        (51)

  Limited Partners ($1,000 per unit; 25,698 Units issued):
   Capital contributions, net of offering costs            23,194      23,194
   Cumulative net loss                                     (8,933)     (9,819)
   Cumulative cash distributions                          (10,006)     (9,492)
                                                         --------    --------
      Total partners' capital                               4,114       3,733
                                                         --------    --------
                                                         $  9,320    $  9,962
                                                         ========    ========


                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1996, 1995 and 1994
                     (In thousands, except per Unit amounts)


                                                1996        1995        1994
                                                ----        ----        ----

Revenues:
   Rental revenue                            $  1,766     $ 1,613     $ 1,426
   Interest income                                 24           8           8
   Other income                                    26          35          62
                                             --------     -------     -------
                                                1,816       1,656       1,496

Expenses:
   Loss on impairment of long-lived asset       1,000           -           -
   Property operating expenses                    887         820         811
   Mortgage interest                              451         458         416
   Depreciation expense                           441         420         391
   Real estate taxes                              136         134         120
   General and administrative                     211         251         272
   Amortization expense                             -           -           4
                                             --------     -------     -------
                                                3,126       2,083       2,014
                                             --------     -------     -------

Operating loss                                 (1,310)       (427)       (518)

Partnership's share of unconsolidated
  ventures' income                                 94         174          34

Gain on sale of joint venture investment        2,111           -           -
                                             --------    --------     -------

Net income (loss)                            $    895    $   (253)   $   (484)
                                             ========    ========    ========

Net income (loss) per Limited
 Partnership Unit                             $ 34.48    $  (9.75)    $(18.65)
                                              =======    ========     =======

Cash distributions per Limited
 Partnership Unit                             $ 20.00    $      -     $     -
                                              ======     ========     =======


   The above net income (loss) and cash distributions per Limited Partnership Unit is based upon the 25,698 Limited Partnership Units outstanding during each year.













                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)


                                       General      Limited
                                       Partners     Partners        Total
                                       --------     --------        -----


Balance at September 30, 1993         $ (142)       $ 4,612        $ 4,470

Net loss                                  (5)          (479)          (484)
                                      ------        -------        -------

Balance at September 30, 1994           (147)         4,133          3,986

Net loss                                  (3)          (250)          (253)
                                     -------        -------        -------

Balance at September 30, 1995           (150)         3,883          3,733

Net income                                 9            886            895

Cash distributions                         -           (514)          (514)
                                     -------        -------        -------

Balance at September 30, 1996        $  (141)       $ 4,255        $ 4,114
                                     =======        =======        =======























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1996        1995        1994
                                                        ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                                    $  895      $ (253)     $ (484)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Loss on impairment of long-lived assets              1,000           -           -
   Gain on sale of joint venture investment            (2,111)          -           -
   Depreciation and amortization                          441         420         395
   Amortization of deferred financing costs                 7           9          18
   Partnership's share of unconsolidated
    ventures' income                                      (94)       (174)        (34)
   Changes in assets and liabilities:
     Tax escrow deposit                                   (11)         46         (18)
     Accrued interest and other receivables                 -           -           1
     Prepaid and other assets                              (2)        (18)          5
     Accounts payable and other liabilities               (39)         (3)          5
     Accounts payable - affiliate                           -           -         (25)
     Accrued real estate taxes                             14           8          (8)
     Mortgage interest payable                              -          (1)         13
     Tenant security deposits                               7           2          (4)
                                                       ------    --------      ------
        Total adjustments                                (788)        289         348
                                                       ------    --------      ------
        Net cash provided by (used in)
         operating activities                             107          36        (136)
                                                       ------    --------      ------

Cash flows from investing activities:
  Proceeds from the sale of joint venture
    investment                                          1,000           -           -
  Distributions from unconsolidated joint ventures        263         409         125
  Additional investments in unconsolidated
     joint ventures                                        -         (41)           -
  Additions to operating investment property            (274)       (976)        (795)
  Decrease in (deposits to) repair escrow                  6         735         (794)
                                                       -----     -------       ------
        Net cash provided by (used in)
         investing activities                            995         127       (1,464)
                                                       -----     -------       ------

Cash flows from financing activities:
  Distributions to limited partners                    (514)          -             -
  Principal repayments on long-term debt                (63)        (58)       (3,364)
  Payment of deferred financing costs                     -           -          (188)
  Proceeds from issuance of long-term debt                -           -         5,000
                                                       ----      ------         -----
        Net cash  (used in) provided by
         financing activities                          (577)        (58)        1,448
                                                       ----      ------         -----

Net increase (decrease) in cash and cash equivalents    525         105          (152)

Cash and cash equivalents, beginning of year            129          24           176
                                                       -----     ------         -----

Cash and cash equivalents, end of year                 $ 654     $  129         $  24
                                                      ======      =====         =====


Cash paid during the year for interest                $  444     $   450        $  370
                                                      ======     =======        ======



                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                  Notes To Consolidated Financial Statements


1.  Organization and Nature of Operations

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

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties, comprised of three multi-family apartment complexes, one commercial office property and one retail shopping center. As discussed further in Note 5, the sale of the Partnership's interest in one of the apartment properties occurred in fiscal 1996. In addition, in September 1991 the joint venture which owned the retail shopping center sold the property and distributed the net proceeds to the venture partners. Also in fiscal 1991, the Partnership agreed to transfer title to the office property to the first mortgage lender in settlement of the outstanding debt obligation after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. The Partnership's two remaining investments are described in Notes 4 and 5.

2.  Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the unconsolidated joint venture partnerships.

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

      Effective for fiscal 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to account for its operating investment properties. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the application of SFAS 121, an impairment loss on the operating investment property owned by the consolidated joint venture was recognized in fiscal 1996. Such loss is described in more detail in Note 4.

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

      The cash and cash equivalents, escrow deposits, and accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments. The long-term debt is also a financial instrument for purposes of FAS 107. The fair value of the long-term debt is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement (see Note 6).

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

3.  The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Fourth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser did not earn any basic management fees during the three-year period ended September 30, 1996 due to the lack of distributable cash flow. No incentive management fees have been paid to date.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 3/4% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners. No such fees have been earned to date.

      Included in general and administrative expenses for the years ended September 30, 1996, 1995 and 1994 is $82,000, $86,000 and $98,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $2,000, $1,000 and $1,000, respectively, (included in general and administrative expenses) for the years ended September 30, 1996, 1995 and 1994 for managing the Partnership's cash assets.

4.  Operating Investment Property

      Operating investment property at September 30, 1996 and 1995 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below.

      On August 31, 1982 the Partnership acquired an interest in Arlington Towne Oaks Associates, a Texas general partnership organized to purchase and operate Towne Oaks Apartments, a 320-unit apartment complex in Arlington, Texas. The aggregate cash investment by the Partnership for its interest was approximately $5,258,000 (including an acquisition fee of $550,000 paid to the Adviser). The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective December 31, 1990, the co-venture partner of Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release of any further obligations. As a result of the assignment, the Partnership assumed control over the affairs of the joint venture.

     As discussed in Note 2, the Partnership elected early application of SFAS 121 effective for fiscal 1996. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Arlington Towne Oaks Associates. The impairment loss resulted because, in management's  judgment,  the  venture  is  unlikely  to be able to  recover  the carrying value of the asset within the Partnership's practicable remaining holding period. The Partnership expects to have possible opportunities to sell its remaining investments over the next 2-to-3 years. Arlington Towne Oaks Associates recognized an impairment loss of $1,000,000 to write down the operating investment property to its estimated fair value of approximately $8.3 million as of September 30, 1996. Fair value was estimated using an independent appraisal of the operating property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

      Tax profits, as defined, will be allocated to the Partnership and the co-venturer in amounts equal to cash distributions, with the balance of the taxable income allocated 70% to the Partnership and 30% to the co-venturer. Tax losses, as defined, are allocated 80% to the Partnership and 20% to the co-venturer. Profits resulting from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) to the Partnership and the co-venturer on a proportionate basis to restore any negative capital accounts to zero, 2) any remaining gain equal to the excess of the capital proceeds, as defined, over the aggregate capital balances of all partners, to the Partnership and the co-venturer on a proportionate basis, and 3) to the Partnership and the co-venturer in a manner similar to cash distributions described in the preceding paragraph. Losses from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) losses equal to the excess of the aggregate positive capital accounts of all partners who have positive capital balances over the capital proceeds, as defined, to the Partnership and the co-venturer on a proportionate basis and 2) remaining losses 70% to the Partnership and 30% to the co-venturer. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the joint venture's net loss for the years ended September 30, 1996, 1995 and 1994 being allocated in a manner different from that provided in the joint venture agreement, as set forth above. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with the venture, the Partnership and the co-venturer shall loan the required funds to the venture in the proportions of 70% and 30%, respectively. In the event a partner defaults in its obligations to make a loan, the other partner may make all or any part of the loan required by the defaulting partner. Cumulative loans advanced to the joint venture by the Partnership totalled $1,551,000 as of September 30, 1996. Such loans bear interest at the lesser of 12% per annum or the prime rate and are repayable only from the venture's net cash flow or sale or refinancing proceeds. Such loans and the related accrued interest have been eliminated in consolidation.

      The following is a summary of property operating expenses for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                                1996         1995        1994
                                                ----         ----        ----
      Property operating expenses:
        Salaries                              $  262        $ 263       $ 241
        Repairs and maintenance                  255          241         175
        Utilities                                136          105         150
        Insurance                                 23           10          26
        Management fees                           83           78          69
        Administrative and other                 128          123         150
                                              ------        -----       -----
                                              $  887        $ 820       $ 811
                                              ======        =====       =====

5.  Investments in Unconsolidated Joint Ventures

     At September 30, 1996, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owned an operating investment property. At September 30, 1995, the Partnership's unconsolidated joint venture investments included Braesridge 305 Associates which also owned an operating investment property. On December 29, 1995, the Partnership assigned its investment interest in Braesridge 305 Associates to an affiliate of its co-venture partners for net cash proceeds of $1,000,000 (see below for a further discussion). The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions. Condensed combined financial statements of the unconsolidated joint ventures follow. The condensed combined summary of operations for fiscal 1996 includes the results of the Braesridge joint venture through the date of the sale of the Partnership's interest.

                      Condensed Combined Balance Sheets
                         September 30, 1996 and 1995
                                (in thousands)

                                    Assets
                                                           1996        1995
                                                           ----        ----

     Current assets                                       $   721    $  1,221
     Operating investment property, net                     8,908      18,216
     Other assets, net                                        210         292
                                                          -------    --------
                                                          $ 9,839    $ 19,729
                                                          =======    ========

                      Liabilities and Venturers' Deficit

     Current liabilities (including current portion of
       mortgage notes payable)                            $   718    $  2,052
     Long-term mortgage debt, less current portion          9,971      19,854

     Partnership's share of combined deficit                 (376)     (1,575)
     Co-venturers' share of combined deficit                 (474)       (602)
                                                          -------    --------
                                                          $ 9,839    $ 19,729
                                                          =======    ========

                  Reconciliation of Partnership's Investment
                         September 30, 1996 and 1995

                                                            1996        1995
                                                            ----        ----

     Partnership's share of combined deficit,
       as shown above                                     $   (376)  $ (1,575)
     Partnership's share of current liabilities
       and long-term debt                                      313        511
     Excess basis due to investment in joint
       ventures, net (1)                                        31         90
                                                          --------   --------
     Equity in losses of unconsolidated joint
       ventures in excess of investments and advances     $    (32)  $   (974)
                                                          ========   ========

(1) At September 30, 1996 and 1995, the Partnership's investment exceeds its share of the combined joint venture capital and liabilities by approximately $31,000 and $90,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized on a straight-line basis over the estimated useful life of the properties.

                    Condensed Combined Summary of Operations
             For the years ended September 30, 1996, 1995 and 1994
                                 (in thousands)

                                                1996        1995        1994
                                                ----        ----        ----

   Rental income                              $ 3,200     $ 5,168     $ 4,925
   Interest and other income                      101         129         132
                                              -------     -------     -------
                                                3,301       5,297       5,057

   Interest expense and related
     financing fees                               977       1,779       1,790
   Property operating expenses                  1,686       2,663       2,646
   Depreciation expense                           512         640         565
                                              -------     -------    --------
                                                3,175       5,082       5,001
                                              -------     -------    --------
   Net income                                 $   126     $   215    $     56
                                              =======     =======    ========

   Net income:
     Partnership's share of combined
      operations                              $    98     $   179    $     39
     Co-venturers' share of combined
      operations                                   28          36          17
                                              -------     -------    --------
                                              $   126     $   215    $     56
                                              =======     =======    ========

             Reconciliation of Partnership's Share of Operations

                                               1996         1995        1994
                                               ----         ----        ----

Partnership's share of combined
  operations, as shown above                  $    98     $   179    $     39
Amortization of excess basis                       (4)        (5)          (5)
                                              -------     ------     --------
Partnership's share of unconsolidated
  ventures' income                            $    94     $   174    $     34
                                              =======     =======    ========

    Equity in losses of unconsolidated joint ventures in excess of investments and advances on the balance sheet is comprised of the following equity method carrying values:

                                                            1996         1995
                                                            ----         ----

   Charter Oak Associates                                  $  (32)   $     32
   Braesridge 305 Associates                                    -      (1,006)
                                                           ------    --------
                                                           $  (32)   $   (974)
                                                           ======    ========

      These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

      The Partnership received cash distributions from the joint ventures as set forth below (in thousands):

                                                1996         1995        1994
                                                ----         ----        ----

      Charter Oak Associates                   $  263     $   409      $  125
      Braesridge 305 Associates                     -           -           -
                                               ------     -------      ------
                                               $  263     $   409      $  125
                                               ======     =======      ======

      A description of the unconsolidated ventures' properties and the terms of the joint venture agreements are summarized below:

      a)  Charter Oak Associates
          ----------------------

      On June 8, 1982, the Partnership acquired an interest in Charter Oak Associates, a Missouri general partnership organized to purchase and operate Charter Oak Apartments, a 284-unit apartment complex in Creve Coeur, Missouri. The Partnership is a general partner in the joint venture. The Partnership's co-venture partner is an affiliate of the Paragon Group.

    The aggregate cash investment by the Partnership for its interest was approximately $5,289,000 (including an acquisition fee of $530,000 paid to the Adviser). The apartment complex was acquired subject to an institutional nonrecourse first mortgage with a balance of $5,036,000 at the time of closing. At September 30, 1985, Charter Oak Associates refinanced the first mortgage loan on the Charter Oak apartment complex. A new non-recourse first mortgage in the amount of $8,600,000 was obtained at that time. The mortgage loan had a term of seven years and bore interest at the rate of 11.3% per year. The proceeds from the refinancing were used to repay the remaining balance on the existing first mortgage loan of $4,670,000, to pay expenses of closing the new loan and for distributions to the joint venture partners. Refinancing proceeds of $3,000,000 and $600,000 were distributed to the Partnership and the co-venturer, respectively, on September 30, 1985. During fiscal 1993, the property's existing debt was refinanced again through the receipt of a loan issued in conjunction with an insured loan program of the U.S. Department of Housing and Urban Development (HUD). The new loan, which had an initial principal balance of $10,262,000, is a nonrecourse obligation secured by the operating investment property and an assignment of rents and leases. The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.35% . As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund certain of the aforementioned reserve requirements.

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

      b)  Braesridge 305 Associates
          -------------------------

      On September 30, 1982, the Partnership acquired an interest in Braesridge 305 Associates (Braesridge), a Texas general partnership organized to purchase and operate Braesridge Apartments, a 545-unit apartment complex. The apartment complex is located in Houston, Texas. The aggregate cash investment by the Partnership for its interest was approximately $6,879,000 (including an acquisition  fee of  $725,000  paid  to the  Adviser  of the  Partnership).  The
Partnership was a general partner in the joint venture. The Partnership's co-venture partners were Stanford Capital Corporation and certain individuals.

      On December 29, 1995, the Partnership assigned its interest in Braesridge to an affiliate of the co-venture partners for net cash proceeds of $1 million. Management had been actively marketing the Braesridge Apartments for sale during fiscal 1995 and received several offers from prospective purchasers. The purchase contract signed with the co-venture partners was at a price which exceeded all third party offers. The net sale price for the Partnership's equity interest is based on an agreed upon fair value of the property of approximately $11.7 million. The agreed upon fair market value is supported by management's most recent independent appraisal of the Braesridge Apartments and by the marketing efforts to third-parties which were conducted during fiscal 1995. Under the terms of the Braesridge joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell this investment. The Partnership's investment in the Braesridge
Apartments  represented  31%  of  the  original  investment  portfolio.  Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,126,000 in fiscal 1996 in connection with the sale of this venture interest because the cumulative losses and distributions recorded in prior years under the equity method exceeded the Partnership's investment in the joint venture. The Partnership distributed approximately $514,000 of the net sale proceeds, or approximately $20 per original $1,000 investment, in a Special Distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership as additional working capital reserves.

      Taxable income or tax loss of the joint venture through the date of the sale of the Partnership's interest was allocated in the same proportion as cash is distributed and if no cash was distributed, 100% to the Partnership. Allocations of the venture's operations among the Partnership and co-venturers for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The joint venture had entered into a property management contract with an affiliate of the co-venturers for fees equal to 4% of the gross receipts from operations of the apartment complex.

6.    Long-term Debt

      Long-term debt at September 30, 1996 and 1995 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                          1996         1995
                                                          ----         ----
    9.08%  mortgage  note due  March
    1,  2019,   payable  in  monthly
    installments  of $42,  including
    interest,  collateralized by the
    operating  investment  property.
    The  fair  value  of  this  note
    payable     approximated     its
    carrying  value as of  September
    30, 1996.                                          $  4,852      $4,915
                                                       ========      ======

    Scheduled maturities of long-term debt are summarized as follows (in thousands):

            1997                   $    69
            1998                        75
            1999                        83
            2000                        91
            2001                        99
            Thereafter               4,435
                                   -------
                                   $ 4,852
                                   =======

7.    Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fourth Income Properties Fund, Inc. and Properties Associates ("PA"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Four Limited Partnership, PaineWebber, Fourth Income Properties Fund, Inc. and PA (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Four Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Income Properties Fund, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Income Properties Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.


Schedule III- Real Estate and Accumulated Depreciation
                                Paine Webber Income Properties Four Limited Partnership

                                  Schedule of Real Estate and Accumulated Depreciation
                                                   September 30, 1996
                                                     (In thousands)

                              Initial Cost to                    Gross Amount at Which Carried at                      Life on Which
                               Partnership       Costs                 Close of period                                 Depreciation
                                 Buildings     Capitalized        Buildings,                                           in Latest
                               Improvements    (Removed)          Improvements                                         Income
                               & Personal     Subsequent to        & Personal       Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Property      Acquisition    Land  Property   Total Depreciation Construction Acquired is Computed
----------- ------------  ----  --------      -----------    ----  ---------  ----  ------------ ----------- --------- -----------
Apartment Complex
Arlington, TX   $4,852    $1,400   $9,763     $1,979         $1,300  $11,842  $13,142     $4,877   1975       8/31/82   5-40 yrs.


Notes:

(A) The  aggregate  cost of real estate owned at  September  30, 1996 for Federal  income tax purposes is  approximately $13,669.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:

                                                   1996           1995            1994
                                                   ----           ----            ----

Balance at beginning of period                    $13,868        $13,229         $12,097
Increase due to capitalized improvements              274            639           1,132
Loss on impairment of long-lived asset (1)         (1,000)             -               -
                                                  -------        ------          -------
Balance at end of period                          $13,142        $13,868         $13,229
                                                  =======        =======         =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                   $  4,436        $ 4,016         $ 3,625
Depreciation expense                                  441            420             391
                                                 --------        -------         ------
Balance at end of period                         $  4,877        $ 4,436         $ 4,016
                                                 ========        =======         =======

  (1) See Note 4 of Notes to Financial  Statements for a discussion of the impairment  write-down  recorded in fiscal 1996.

                     REPORT OF INDEPENDENT AUDITORS



The Partners
Charter Oak Associates

   We have audited the accompanying balance sheets of Charter Oak Associates (Partnership) as of September 30, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit), and cash flows for the each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Oak Associates at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /S/ ERNST & YOUNG LLP
                                                ---------------------
                                                ERNST & YOUNG LLP



Boston, Massachusetts
November 15, 1996

                             CHARTER OAK ASSOCIATES

                                 Balance Sheets
                           September 30, 1996 and 1995
                                 (In thousands)
                                     Assets

                                                1996            1995
                                                -----           ----

Current assets:
  Cash                                         $   175          $    221
  Tenant security deposits, funded                  61                53
  Restricted escrow deposits                       461               665
  Prepaid expenses                                  24                26
                                               -------          --------
   Total current assets                            721               965

Operating investment property:
 Land                                            1,420             1,420
 Buildings, improvements and equipment          11,625            11,077
                                              --------          --------
                                                13,045            12,497
 Less accumulated depreciation                  (4,137)           (3,706)
                                              --------          --------
                                                 8,908             8,791

Deferred expenses (net of accumulated
 amortization of $21 in 1996 and
 $12 in 1995)                                      210               219
                                              --------          --------
                                              $  9,839          $  9,975
                                              ========          ========


                        Liabilities and Partners' Deficit

Current liabilities:
  Current portion of long-term debt           $     81          $     75
  Accounts payable and accrued expenses             27                49
  Real estate taxes payable                        118               109
  Accrued interest                                  61                62
  Tenant security deposits                          61                42
  Payable to property manager                        3                11
  Distributions payable to limited partnership      42                42
  Distributions payable to PWIP4                   325               263
                                              --------          --------
   Total current liabilities                       718               653

Long-term debt                                   9,971            10,052

Partners' deficit                                 (850)             (730)
                                              --------          --------
                                              $  9,839          $  9,975
                                              ========          ========






                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                              Statements of Income
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Revenue:
   Rental income                               $2,499      $2,401      $2,288
   Interest income                                 19          31          39
   Other                                           58          61          40
                                               ------      ------      ------
                                                2,576       2,493       2,367

Expenses:
   Depreciation                                   431         315         257
   Interest expense                               751         756         756
   Repairs and maintenance                        267         279         272
   Salaries and related costs                     276         283         267
   Real estate taxes                              157         144         158
   Management fees                                128         123         117
   Utilities                                      126         123         113
   General and administrative                      90          80          50
   Mortgage insurance                              50          59         103
   General insurance                               33          24          32
   Professional fees                               22          17          18
   Bad debts                                        3           6           1
                                               ------      ------      ------
                                                2,334       2,209       2,144
                                               ------      ------      ------
Net income                                     $  242      $  284      $  223
                                               ======      ======      ======
























                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                       Statements of Changes in Partners'
          Deficit For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                  PaineWebber
                                  Income            Paragon/
                                  Properties        Charter Oak
                                  Four Limited      Associates,
                                  Partnership           Ltd.        Total
                                  -----------       ----------      -----

Balance at September 30, 1993       $    74         $  (473)        $ (398)

   Distributions                       (413)            (35)          (448)

   Net income                           192              31            223
                                    -------         --------        ------

Balance at September 30, 1994       $  (147)        $  (478)        $ (625)

   Distributions                       (348)            (41)          (389)

   Net income                           242              42            284
                                    -------         -------         ------

Balance at September 30, 1995       $  (253)        $  (477)        $  (730)

   Distributions                       (325)            (37)           (362)

   Net income                           202              40             242
                                    -------         -------         -------

Balance at September 30, 1996       $ (376)         $  (474)        $  (850)
                                    ======          =======         =======



















                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                            Statements of Cash Flows
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                  1996       1995       1994
                                                  ----       ----       ----
Cash flows from operating activities:
  Net income                                  $   242    $    284   $     223
  Adjustments to reconcile net income
   to net cash flows provided by
   operating activities:
   Depreciation                                   431         315         257
   Amortization of deferred loan costs              9           6           4
   Changes in operating assets and liabilities:
     Tenant security deposits, funded              (8)        (13)          4
     Restricted escrow deposits                   204         724         396
     Prepaid expenses                               2          (6)        104
     Accounts payable and accrued expenses        (22)        (10)       (102)
     Real estate taxes payable                      9          (1)          2
     Accrued interest                              (1)          -          (1)
     Tenant security deposits                      19           3           3
     Payable to property manager                   (8)         (1)         (9)
                                              -------    --------   ---------
      Total adjustments                           635       1,017         658
                                              -------    --------   ---------
      Net cash flows provided by
        operating activities                     877        1,301         881
                                              ------     --------   ---------

Cash flows from investing activities:
  Capital expenditures                           (548)       (781)       (620)

Cash flows from financing activities:
  Cash distributions to partners                 (300)       (420)       (125)
  Payment of principal on long-term debt          (75)        (70)         (9)
  Payment of operating note                         -         (25)        (65)
                                              -------    --------   ---------
      Net cash flows used in
        financing activities                     (375)       (515)       (199)
                                              --------   --------   ---------

Net (decrease) increase in cash                   (46)          5          62

Cash at beginning of year                         221         216         154
                                              -------   ---------   ---------

Cash at end of year                           $   175   $     221   $     216
                                              =======   =========   =========

Cash paid during the year for interest        $   742   $     749   $     752
                                              =======   =========   =========













                             See accompanying notes.

                             CHARTER OAK ASSOCIATES
                          Notes to Financial Statements


1. Organization and Nature of Operations

   Charter Oak Associates (Partnership) was organized on June 8, 1982 in accordance with a Partnership Agreement between PaineWebber Income Properties Four Limited Partnership (PWIP4), the general partner, and Paragon/Charter Oak Associates, Ltd. (Limited Partnership). The Partnership was organized to purchase and operate an apartment complex in St. Louis County, Missouri. The complex consists of 284 units.

2. Use of Estimates and Summary of Significant Accounting Policies

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

Tenant Security Deposits
------------------------

   Tenant security deposits are held in a separate bank account in the name of the Partnership. Use of these funds is restricted, and funds can be withdrawn only at the termination of the lease. Funds are returned to the lessee in accordance with the property's lease settlement policy.

Restricted Deposits and Funded Reserves
---------------------------------------

   The agreement with the U.S. Department of Housing and Urban Development (HUD) to insure the long-term debt requires the Partnership to maintain separate escrow accounts for property taxes and property and mortgage insurance premiums and a reserve for replacement of investment property. The funds are held and controlled by a federally insured depository. Use of these funds must be approved by HUD.

Operating Investment Property
-----------------------------

   The operating investment property is recorded at cost. Professional fees and other costs relating to the formation of the Partnership have been capitalized and are included in the cost of the property. Depreciation is computed on a straight-line basis based on useful lives of 40 years for the buildings and improvements and 5 years for furniture and fixtures. Minor maintenance and repair expenses are charged to expense when incurred, while major renewals and betterments are capitalized.

   In March 1995, the FASB issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, (FAS 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for fiscal years beginning after December 15, 1995 and therefore the Partnership will address FAS 121 in fiscal year 1997. Based on current circumstances management does not believe the effect of adoption will be material.

Deferred Expenses
-----------------

   Deferred expenses consist of financing costs, which are being amortized using the straight-line method over the life of the long-term debt. The amortization of deferred financing costs is included in interest expense on the accompanying income statements.

Income Tax Matters
------------------

   The Partnership is not a taxable entity, and the results of its operations are included in the tax returns of the partners. Accordingly, no income tax provision is reflected in the accompanying financial statements.

Rental Activities
-----------------

   The Partnership leases apartment units under leases with terms usually of one year or less. Rental income is recorded as earned. Security deposits are typically required of all tenants.

Reclassification
----------------

   Certain reclassifications have been made to the prior year's financial statements to conform with current year presentation.

Fair Value Estimates
--------------------

   The fair value of the Partnership's long-term debt is estimated using discounted cash flow analysis, based on the Partnership's current incremental borrowing rate for a similar borrowing agreement.

3. Partnership Agreement

   The Partnership Agreement and an amendment thereto dated September 30, 1985 (collectively, the Agreement) provide that the cash flow, as defined in the Agreement, for any year shall first be distributed to a partner in the amount of the other partner's deficit. The other partner's deficit is defined to be an amount equal to 10 percent of the excess aggregate amount required to be loaned to the Partnership, if any, over the aggregate amount actually loaned to the Partnership by such partner. In 1993, the Partnership received partner loan proceeds as part of refinancing its long-term debt. PWIP4 funded 100 percent of the loan, instead of 70 percent as required by the Agreement. This loan was paid in full during 1995. The allocation of cash available for distribution for 1994 included a distribution in the amount of the other partner's deficit.

   Cash flow for any year shall next be distributed to PWIP4 in the amount of $220,000 on a noncumulative annual basis, payable monthly (preference return of PWIP4). The next $19,000 will be distributed to the Limited Partnership on a noncumulative annual basis, payable quarterly (preference return of the Limited Partnership); the next $213,000 of annual cash flow will be distributed 85 percent to PWIP4 and 15 percent to the Limited Partnership, and any remaining annual cash flow will be distributed 70 percent to PWIP4 and 30 percent to the Limited Partnership. Actual cash distributions are restricted by the Computation of Surplus Cash, Distributions, and Residual Receipts as defined by the U.S. Department of Housing and Urban Development.

   Depreciation and an amount of gross income equal to the amount paid to amortize the indebtedness of the Partnership shall be allocated 94 percent to PWIP4 and 6 percent to the Limited Partnership. Any remaining taxable income or taxable losses shall be allocated in the same proportion as cash distributions.

   Any proceeds arising from a refinancing, sale, exchange, or other disposition of property will be distributed first to the payment of unpaid principal and accrued interest on any outstanding mortgage notes. Any remaining proceeds will be distributed in the following order: repayment of unpaid principal and accrued interest on all outstanding operating notes; $2,230,000 to PWIP4; $200,000 to the Limited Partnership; $4,000,000 to PWIP4 and the Limited Partnership in the proportions of 85 percent and 15 percent, respectively; with any remaining balance to PWIP4 and the Limited Partnership in the proportions of 70 percent and 30 percent, respectively, unless distributions of net cash flow and certain proceeds have reached specified levels, in which case the remaining balance is distributed equally.

   If additional cash is required in connection with the Partnership, it may be provided by PWIP4 and the Limited Partnership as loans (evidenced by operating notes) to the Partnership. Such loans would be provided 70 percent by PWIP4 and 30 percent by the Limited Partnership.

4. Related-Party Transactions

   The  Partnership  has  a  property  management  contract  with  an  affiliate
(property manager) of the Limited Partnership. The management fee to the property manager is 5 percent of gross revenues.

   The payables to the property manager of $3,412 and $11,375 at September 30, 1996 and 1995, respectively, represent the balances in an intercompany account maintained between the property manager and the Partnership.

5. Long-Term Debt

   Long-term debt consists of a 7.35 percent nonrecourse mortgage secured by the operating investment property and assignment of rents and leases. The mortgage is payable in monthly installments, including principal and interest of $68,094 through August l, 2028, with the final installment due and payable on September l, 2028. In addition, the property submits monthly escrow deposits of $19,000 for tax and insurance escrows and the replacement reserve. The loan is insured by the U.S. Department of Housing and Urban Development.

   Scheduled maturities of the long-term debt are as follows (in thousands):

      1997                $     81
      1998                      87
      1999                      94
      2000                     101
      2001                     109
      Thereafter             9,580
                          --------
                          $ 10,052
                          ========

   The carrying amount and fair value of the Partnership's long-term debt at September 30, 1996 were $10,052,000 and $9,031,000, respectively.

Schedule III - Real Estate and Accumulated Depreciation

                                                 CHARTER OAK ASSOCIATES

                                  Schedule of Real Estate and Accumulated Depreciation
                                                   September 30, 1996
                                                     (In thousands)

                              Initial Cost to                 Gross Amount at Which Carried at                         Life on Which
                            Partnership           Costs                 Close of period                                Depreciation
                               Buildings        Capitalized           Buildings,                                          in Latest
                               Improvements     (Removed)            Improvements                                          Income
                               & Personal     Subsequent to          & Personal       Accumulated  Date of      Date      Statement
Description Encumbrances Land  Property       Acquisition     Land    Property  Total Depreciation Construction Acquired is Computed
----------- ------------ ----  --------       -----------     ----    --------  ----- ------------ ------------ -------- ----------

Apartment Complex
Creve Coeur, MO  $10,051  $1,420  $ 9,106     $2,519          $1,420  $11,625    $13,045   $4,137    1971        6/8/82   5-40 yrs


Notes:

(A) The  aggregate  cost of real estate owned at  September  30, 1996 for Federal  income tax purposes is  approximately $12,886.
(B)  See Note 5 of Notes to Financial Statements.
(C)  Reconciliation of real estate owned:
                                                1996           1995            1994
                                                ----           ----            ----

Balance at beginning of period                $12,497        $11,716        $11,096
Increase due to capitalized improvements          548            781            620
                                              -------        -------        -------
Balance at end of period                      $13,045        $12,497        $11,716
                                              =======        =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period               $  3,706       $  3,391        $ 3,134
Depreciation expense                              431            315            257
                                             --------       --------        -------
Balance at end of period                     $  4,137       $  3,706        $ 3,391
                                             ========       ========        =======

                       REPORT OF INDEPENDENT AUDITORS




The Partners
Braesridge 305 Associates:


     We have audited the accompanying balance sheet of Braesridge 305 Associates (the Partnership) as of September 30, 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years ended September 30, 1995 and 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Braesridge 305 Associates at September 30, 1995, and the results of its operations and its cash flows for the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basis financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements as of December 29, 1995 and for the period October 1, 1995 through December 29, 1995 were not audited by us and, accordingly, we do not express an opinion on them.



                                                /S/ ERNST & YOUNG LLP
                                                 ERNST & YOUNG LLP





Boston, Massachusetts
November 1, 1995

                            BRAESRIDGE 305 ASSOCIATES

                                 BALANCE SHEETS
                    December 29, 1995 and September 30, 1995
                                 (In thousands)

                                     ASSETS

                                        December 29, 1995    September 30, 1995
                                        -----------------    ------------------
                                           (Unaudited)

Cash and cash equivalents                    $      -         $       40
Real estate tax and insurance
 escrow deposits                                  246                164
Property maintenance escrow                        36                 19
Prepaid insurance                                  20                 33
Other receivables                                  10                  -
                                             --------         ----------
   Total current assets                           312                256

Operating investment property, at cost:
   Land                                         1,699              1,699
   Buildings, improvements and equipment       11,647             11,629
                                             --------         ----------
                                               13,346             13,328
   Less accumulated depreciation               (3,984)            (3,902)
                                             ---------        ----------
Net operating investment property               9,362              9,426

Deferred expenses, net of
  accumulated amortization
  of $16 ($13 in 1995)                             69                 72
                                             --------         ----------

Total assets                                 $  9,743         $    9,754
                                             ========         ==========


                        LIABILITIES AND PARTNERS' DEFICIT


Cash overdraft                               $    165         $        -
Accounts payable                                   50                 31
Accrued real estate taxes payable                 246                185
Accrued interest                                  357                432
Other accrued expenses                              -                 34
Tenant security deposits                           75                 77
Operating loans from partners                     516                516
Long-term debt                                  9,897              9,926
                                             --------         ----------
   Total liabilities                           11,306             11,201

Partners' deficit                              (1,563)            (1,447)
                                             --------         ----------

Total liabilities and partners' deficit      $  9,743         $    9,754
                                             ========         ==========





                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                            STATEMENTS OF OPERATIONS
             For the period October 1, 1995 to December 29, 1995 and
                   the years ended September 30, 1995 and 1994
                                 (In thousands)


                                      December 29,  September 30, September 30,
                                          1995           1995          1994
                                      ------------  ------------   -----------
                                      (Unaudited)
Revenues:
   Rental revenue                     $   702        $ 2,767        $ 2,637
   Interest income                         1               1              2
   Other income                           23              36             51
                                      ------         -------        -------
   Total revenues                        726           2,804          2,690

Expenses:
   Interest                              226             972            932
   Depreciation                           82             324            307
   Salaries and related costs             77             436            471
   Repairs and maintenance               246             349            285
   Real estate taxes                      62             241            231
   Utilities                              57             236            273
   General and administrative             27    `         95            145
   Management fees                        29             113            106
   Insurance                              13              49             48
   Professional fees                      23              18             23
   Other                                   -              39             35
                                      ------         -------        -------

Total expenses                           842           2,872          2,856
                                      ------         -------        -------

Net loss                              $ (116)        $   (68)       $  (166)
                                      ======         =======        =======




















                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
     For the period October 1, 1995 to December 29, 1995 and the years ended
                          September 30, 1995 and 1994
                                 (In thousands)


                                            Co-Venture  Braesridge
                                  PWIP 4    Partners    1995 Equity    Total
                                  ------    ---------  -----------     -----


Balance at September 30, 1993     $(1,108)  $  (105)    $     -       $  (1,213)

Net loss                             (152)      (14)          -            (166)
                                  -------   -------     -------       ---------

Balance at September 30, 1994      (1,260)     (119)          -         (1,379)

Net loss                              (62)       (6)          -            (68)
                                  -------   -------    --------       ---------

Balance at September 30, 1995      (1,322)     (125)          -         (1,447)

Net loss (Unaudited)                 (104)      (12)          -           (116)

Assignment of partnership
  interest (Unaudited)              1,426         -      (1,426)             -
                                  -------   -------    --------        --------

Balance at
 December 29, 1995 (Unaudited)    $     -   $ (137)    $(1,426)       $ (1,563)
                                  =======   =======    ========       ========









                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                            STATEMENTS OF CASH FLOWS
     For the period October 1, 1995 to December 29, 1995 and the years ended
                          September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                    December 29,        September 30,     September 30,
                                                        1995                1995               1994
                                                    -----------          -----------      -------------
                                                     (Unaudited)
Cash flows from operating activities:
  Net loss                                              $ (116)             $  (68)            $ (166)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
   Depreciation                                             82                 324                307
   Amortization of deferred loan costs                       3                  13                 36
   Accrued original issue discount interest                  -                   -              (144)
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposits         (82)                (12)               (2)
     Property maintenance escrow                           (17)                 18                32
     Prepaid insurance                                      13                 (33)               31
     Other receivables                                     (10)                  -                 -
     Accounts payable                                       19                   7               (82)
     Accrued real estate taxes payable                      61                 (5)                (9)
     Accrued insurance payable                               -                (16)                16
     Accrued interest                                      (75)               (18)               117
     Other accrued expenses                                (34)                 -                 22
     Tenant security deposits                               (2)                 -                  4
                                                        ------              ------
             Total adjustments                             (42)                278               328
                                                        ------              ------             -----
        Net cash (used in) provided by
          operating activities                            (158)                210               162

Cash flows from investing activities:
  Capital expenditures                                     (18)               (132)             (80)

Cash flows from financing activities:
  Payment of loan brokerage fees                             -                 (36)             (50)
  Proceeds from operating loans from partners                -                  82                -
  Borrowings resulting from cash overdraft                  165                  -                -
  Repayment of long-term debt                               (29)              (132)               -
                                                        -------             ------             ----
        Net cash used in financing activities               136               (86)              (50)
                                                        -------             ------             -----

Net (decrease) increase in cash and
   cash equivalents                                         (40)                (8)              32

Cash and cash equivalents, beginning of year                 40                 48               16
                                                        -------             ------             -----

Cash and cash equivalents, end of year                  $    -              $   40             $   48
                                                        ======              ======             ======

Cash paid during the period for interest                $  297              $  977             $  923
                                                        ======              ======             ======



                                                See accompanying notes.

                                               BRAESRIDGE 305 ASSOCIATES
                                             Notes to Financial Statements


1. Organization and Nature of Operations

   Braesridge 305 Associates (the Partnership) was formed as a general partnership with a cash contribution by Paine Webber Income Properties Four Limited Partnership (PWIP4) of $6,775,000 on September 30, 1982. PWIP4's co-venture partners were Stanford Capital Corporation, a Texas corporation, and Braesridge Apartments, a Texas general partnership. The Partnership was formed for the purpose of acquiring and operating an apartment complex consisting of two phases, Braesridge I and Braesridge II. On the same date, the Partnership acquired from a partner the assets, subject to certain liabilities, of Braesridge I and the adjacent site for Braesridge II. Braesridge II was completed in August 1983. On a combined basis, Phase I and II consist of 545 units.

2.  Use of Estimates and Summary of Significant Accounting Policies

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 29, 1995 and September 30, 1995 and revenues and expenses for the period October 1, 1995 to December 29, 1995 and the years ended September 30, 1995 and 1994. Actual results could differ from the estimates and assumptions used.

Cash Equivalents
----------------

   The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Operating Investment Property
-----------------------------

   The operating investment property is recorded at cost. Professional fees and other costs relating to the formation of the Partnership have been capitalized and are included in the cost of the property. Depreciation is computed on a straight-line basis based on useful lives of 40 years for the buildings and improvements and 5 years for furniture and fixtures. Minor maintenance and repair expenses are charged to expense when incurred, while major renewals and betterments are capitalized.

   In March 1995, the FASB issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, (FAS 121) which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. FAS 121 is effective for fiscal years beginning after December 15, 1995 and therefore the Partnership will address FAS 121 in fiscal year 1997. Based on current circumstances management does not believe the effect of adoption will be material.

 Deferred Expenses
 -----------------

   Deferred expenses represent loan brokerage fees which are paid in conjunction with the purchase or refinancing of the real property, and are being amortized over the expected life of the mortgage loan (see Note 4). The amortization of deferred financing costs is included in interest expense on the accompanying statements of operations.

Rental Activities
-----------------

   The Partnership leases apartment units under leases with terms usually of one year or less. Rental income is recorded as earned. Security deposits are typically required of all tenants.

Federal Income Taxes
--------------------

   No provision is made for federal income taxes, as the income or loss of the Partnership is reportable in the tax returns of the partners.

Reclassifications
-----------------

   Certain prior year amounts have been reclassified to conform with current period presentation.

3. Related Party Transactions

   In prior years, the Partnership charged Stanford Capital Corporation (Stanford) and Braesridge Apartments for cash deficiency funds under the terms of a guarantee of payment of expenses and a cash flow preferences agreement which were in effect through September 30, 1986. An allowance for uncollectibility was established at September 30, 1986 for unpaid amounts of $588,590. Of this total, $300,000 relates to cash flow preferences which the Partners have agreed are to be repaid by distribution as a preferred item upon dissolution of the Partnership.

   Affiliates of Stanford provided property repair and maintenance services totaling $65,206 and $153,796 during the years ended September 30, 1995 and 1994, respectively. Additionally, management fees and fees for accounting services rendered totaling $135,738 and $137,758 were paid by the Partnership to Stanford and affiliates of Stanford for fiscal year 1995 and 1994, respectively. Management fees are paid by the Partnership to Stanford and affiliates of Stanford at .50% and 3.5%, respectively, of certain gross revenues.

   As provided for in the Partnership agreement, the first $100,000 of deficit funding is to be treated as a special operating loan. The special operating loans from partners accrue interest on principal only at 16%. Any deficit funding thereafter is to be treated as an operating loan which shall accrue interest on principal only at the greater of Bank of Boston prime plus 1% or 12%. The prime rate at September 30, 1995 was 8.75% and at September 30, 1994 was 7.75%. During 1995, the partners loaned an additional $81,500 to the Partnership under the same terms stated previously. Of the total special operating and operating loans at September 30, 1995, $223,955, $178,250, and $66,795 is payable to Braesridge Apartments, PWIP4, and Stanford, respectively. Interest incurred on the special operating loans and operating loans totaled $57,427 and $50,500 during 1995 and 1994, respectively. Interest payable to the partners on the special operating and operating loans was $357,393 and $299,965 at September 30, 1995 and 1994, respectively. See Notes 6 and 8 for additional information regarding obligations to partners.

 4. Long-Term Debt

   Effective August 1, 1994, the Partnership modified its mortgage obligation. The new note is secured by the operating investment property and requires principal and interest payments of $84,413 on the first day of each month beginning September 1994. The interest rate on the new obligation is 9% with provisions to adjust the rate after the first 7 years of the note. The life of the mortgage obligation is not to exceed 25 years. The agreement contains a call option that, with six months advance written notice on either the 7th, 14th, or 21st anniversary date of the note, would require the payment of the unpaid principal and accrued interest. Given 30 days advance written notice, the Partnership is allowed to make prepayments of up to 10% of the original principal on any interest paying date during the first 7 years of the note without prepayment consideration. The entire balance may be prepaid during the six full calendar months immediately preceding the 7th, 14th, and 21st anniversary date of the note or immediately preceding the maturity date of August 1, 2019, given 30 days advance written notice.

   The note payments due in each of the next five fiscal years and thereafter are as follows (in thousands):

            1996               $  125
            1997                  136
            1998                  149
            1999                  163
            2000                  178
            Thereafter          9,177
                               ------
                               $9,928
                               ======

   Additionally, the partnership is required to make property maintenance escrow payments of $16,667 each month that the escrow does not maintain a balance of $300,000. Amounts in the property maintenance escrow are to be used, subject to approval by the lender, for major repairs, replacements, and renovations to the property or to offset operating deficits incurred in connection with the property. The partnership is also required to make real estate taxes escrow payments.

5. Capital Expenditure Reserve

   Under the Partnership agreement, the Partnership shall establish and maintain a separate reserve to be used for capital repairs and replacements to the property. Additionally, amounts in the reserve may be temporarily used for working capital purposes. At September 30, 1995 and 1994, there were no funds reserved for capital repairs and replacements to the property under the provisions of the Partnership agreement.

6. Partners' Deficit

   The Partnership agreement provides that the net cash flow (as defined), after certain adjustments, shall be distributed monthly as a preferred return to PWIP4 from the date of the agreement as follows: September30, 1983 - $510,000; September30, 1984 - $555,000; September 30, 1985 and thereafter - $600,000. Any such amounts not distributed prior to sale of the property will be distributed as a preference item to PWIP4 upon dissolution of the Partnership. Unpaid amounts at September 30, 1995 total $6,300,000. If any net cash flow remains after the payment to PWIP4 and payment of interest on the special operating loans for years subsequent to September 30, 1995, a noncumulative annual preferred return of up to $200,000 will be paid to Stanford Capital Corporation and Braesridge Apartments (the "remaining partners") on a quarterly basis. Any net cash flow remaining after payment of the preferred returns subsequent to September 30, 1995 will be distributed annually as follows: the first 100,000 distributed 75% to PWIP4 and 25% to the remaining partners and any remainder distributed 50% to PWIP4 and 50% to the remaining partners (see Note 8).

   If there is a sale, exchange, or refinancing of encumbered operating investment property, the first payment (after certain adjustments) will be to PWIP4 to the extent of its gross investment (presently $6,775,000), the next will be to pay the principal and any accrued interest thereon of any outstanding special operating loans, the next $2,250,000 will be to the remaining partners, the next $1,000,000 will be to PWIP4, and the next $500,000 will be to the remaining partners. Any excess will be distributed 50% to PWIP4 and 50% to the remaining partners (see Note 8).

   Taxable income or loss in each year shall be allocated in accordance with the partners' tax basis interests in the partnership. Additional working capital required in connection with operating the property prior to September 30, 1986 was to be provided by the remaining partners. Working capital required subsequent to September 30, 1986 is to be provided by the partners as loans to the Partnership.

7. Uncertainty

   The Partnership has incurred recurring operating losses and, as a result, has a working capital deficiency and deficit capital accounts. The continued operations of the Partnership are dependent upon additional financial support from the partners. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

8. Assignment of Partnership Interest

   On December 29, 1995, PWIP4 assigned its entire partnership interest to Braesridge 1995 Equity (Braesridge), an affiliate of the co-venture partners, for net cash proceeds of $1,000,000. Under the terms of the assignment, PWIP4 relinquished all rights and obligations associated with its interest in the Partnership, including any loans outstanding and interest related thereto.

Schedule III - Real Estate and Accumulated Depreciation

                                               BRAESRIDGE 305 ASSOCIATES

                                  Schedule of Real Estate and Accumulated Depreciation
                                             September 30,1995
                                                     (In thousands)
                              Initial Cost to                 Gross Amount at Which Carried at                         Life on Which
                           Partnership           Costs                 Close of period                                 Depreciation
                               Buildings      Capitalized      Buildings,                                                in Latest
                               Improvements   (Removed)        Improvements                                              Income
                               & Personal    Subsequent to        & Personal         Accumulated   Date of      Date     Statement
Description Encumbrances Land  Property      Acquisition  Land    Property    Total  Depreciation  Construction Acquired is Computed
----------- ------------ ----  --------      -----------  ----    --------    -----  ------------  ------------ -------- ----------

Apartment Complex
Houston, TX    $9,927    $2,000   $ 7,590    $3,738       $1,699   $11,629     $13,328   $3,902      1981        9/30/82   5-40 yrs


Notes:

(A) The  aggregate  cost of real estate  owned at September 30, 1995 for Federal  income tax  purposes is  approximately $15,387.
(B)  See Note 4 of Notes to Financial Statements.
 C)  Reconciliation of real estate owned:

                                                                     September 30,   September 30,
                                                                         1995            1994
                                                                         ----            ----

Balance at beginning of period                                          $13,196        $13,116
Increase due to capitalized improvements                                    132             80
                                                                        -------        -------
Balance at end of period                                                $13,328        $13,196
                                                                        =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                                         $  3,578        $ 3,271
Depreciation expense                                                        324            307
                                                                       --------        -------
Balance at end of period                                               $  3,902        $ 3,578
                                                                        =======        =======