Form 10-Q
period 1996-12-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1997-02-13
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                         CONSOLIDATED BALANCE SHEETS
             December 31, 1996 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                  December 31      September 30
                                                  -----------      ------------

Operating investment property:
   Land                                          $    1,300          $  1,300
   Buildings, improvements and equipment             11,851            11,842
                                                 ----------          --------
                                                     13,151            13,142
   Less: accumulated depreciation                    (4,989)           (4,877)
                                                 ----------          --------
                                                      8,162             8,265

Cash and cash equivalents                               673               654
Tax escrow deposit                                       28               121
Repair escrow                                            57                53
Investment in unconsolidated joint
  venture, at equity                                     76                 -
Prepaid and other assets                                 52                59
Deferred financing costs, net                           166               168
                                                 ----------          --------
                                                 $    9,214          $  9,320
                                                 ==========          ========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities           $       86          $    105
Accrued real estate taxes                                15               115
Mortgage interest payable                                37                37
Tenant security deposits                                 62                65
Equity in losses of unconsolidated joint ventures
  in excess of investments and advances                   -                32
Long-term debt                                        4,836             4,852
Partners' capital                                     4,178             4,114
                                                 ----------          --------
                                                 $    9,214          $  9,320
                                                 ==========          ========












                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                        CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                                        1996            1995
                                                        ----            ----

Revenues:
   Rental revenues                                  $    443          $   449
   Interest and other income                             100               65
                                                    --------          -------
                                                         543              514

Expenses:
   Property operating expenses                           296              309
   Interest expense and related fees                     112              113
   Depreciation expense                                  112              105
   Real estate taxes                                      35               34
   General and administrative                             32               61
                                                    --------          -------
                                                         587              622
                                                    --------          -------

Operating loss                                           (44)            (108)

Partnership's share of unconsolidated
   ventures' income                                      108                9

Gain on sale of joint venture investment                   -            2,111
                                                    --------          -------

Net income                                          $     64          $ 2,012
                                                    ========          =======

Net income per Limited Partnership Unit                $2.46          $ 77.52
                                                       =====          =======



   The above net income per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.















                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                   General           Limited
                                                   Partners          Partners
                                                   --------          --------


Balance at September 30, 1995                      $ (150)           $  3,883
Net income                                             20               1,992
                                                   ------            --------
Balance at December 31, 1995                       $ (130)           $  5,875
                                                   ======            ========

Balance at September 30, 1996                      $ (141)           $  4,255
Net income                                              1                  63
                                                   ------            --------
Balance at December 31, 1996                       $ (140)           $  4,318
                                                   ======            ========
































                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income                                             $     64    $  2,012
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
   Gain on sale of joint venture investment                     -      (2,111)
   Depreciation expense                                       112         105
   Amortization of deferred financing fees                      2           2
   Partnership's share of unconsolidated
    ventures' income                                         (108)         (9)
    Changes in assets and liabilities:
     Tax and insurance escrow deposits                         93         (42)
     Prepaid and other assets                                   7           5
     Accounts payable and other liabilities                   (19)        (56)
     Accrued real estate taxes                               (100)         34
     Tenant security deposits                                  (3)          5
                                                         --------    --------
        Total adjustments                                     (16)     (2,067)
                                                         --------    --------
        Net cash provided by (used in)
           operating activities                                48         (55)
                                                         --------    --------

Cash flows from investing activities:
  Proceeds received from sale of joint
     venture investment                                         -       1,000
  Additions to buildings, improvements and equipment           (9)        (25)
  Net (deposits to) withdrawals from repair escrow             (4)         19
                                                         --------    --------
        Net cash (used in) provided by
           investing activities                               (13)        994
                                                         --------    --------

Cash flows from financing activities:
  Principal repayments on long-term debt                      (16)        (15)
                                                         --------    --------

Net increase in cash and cash equivalents                      19         924

Cash and cash equivalents, beginning of period                654         129
                                                         --------    --------

Cash and cash equivalents, end of period                 $    673    $  1,053
                                                         ========    ========

Cash paid during the period for interest                 $    110    $    111
                                                         ========    ========









                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                 (Unaudited)



1.  General

    The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three months ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

    Included in general and administrative expenses for both of the three-month periods ended December 31, 1996 and 1995 is $21,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $700 and $200, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Ventures

    At  December  31,  1996,   the   Partnership   had  an   investment  in  one
    unconsolidated joint venture, Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. As of April 1, 1995, the Partnership had owned interests in two unconsolidated ventures. On December 29, 1995, the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of the co-venture partner for net cash proceeds of $1,000,000. The Partnership made a special distribution of $513,960, or $20 per original $1,000 investment, to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 were retained by the Partnership for Partnership reserves and to fund potential future capital needs of its remaining investments. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

    Summarized operating results of the unconsolidated joint ventures for the three months ended December 31, 1996 and 1995 are as follows. The summary of operations for the three months ended December 31, 1995 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995:

                    Condensed Combined Summary of Operations
      For the three months ended December 31, 1996 and 1995 (in thousands)

                                               1996                     1995
                                               ----                     ----

   Rental revenues and
     expense recoveries                      $   638                    $1,314
   Interest and other income                      36                        61
                                             -------                    ------
                                                 674                     1,375

   Property operating expenses                   214                       627
   Interest expense                              184                       409
   Depreciation and amortization                 113                       169
   Real estate taxes                              38                       101
                                             -------                    ------
                                                 549                     1,306
                                             -------                    ------
   Net income                                $   125                    $   69
                                             =======                    ======

   Net income:
     Partnership's share of
       combined income                       $   108                    $   66
     Co-venturers' share of
       combined income                            17                         3
                                             -------                    ------
                                             $   125                    $   69
                                             =======                    ======

               Reconciliation of Partnership's Share of Operations
      For the three months ended December 31, 1996 and 1995 (in thousands)

                                               1996                       1995
                                               ----                       ----

   Partnership's share of
     combined income, as shown above         $   108                    $   66
   Amortization of excess basis                    -                       (57)
                                             -------                    ------
   Partnership's share of
     unconsolidated ventures' income         $   108                    $    9
                                             =======                    ======

4. Operating Investment Property

   Operating investment property at December 31, 1996 and September 30, 1996 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex in Arlington, Texas.

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three months ended December 31, 1996 and 1995 (in thousands):

                                                  1996             1995
                                                  ----             ----

    Property operating expenses:
      Salaries and related costs                $   67          $    62
      Repairs and maintenance                       81               95
      Utilities                                    104              100
      Management fees                               21               20
      Administrative and other                      23               32
                                                ------          -------
                                                $  296          $   309
                                                ======          =======

5.  Long-term Debt

    Long-term  debt at December 31, 1996 and  September  30, 1996 relates to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):

                                                   December 31    September 30
                                                   -----------    ------------

     9.08%  mortgage  note due  March 1,
     2019,     payable     in    monthly
     installments   of  $42,   including
     interest,   collateralized  by  the
     Towne  Oaks  operating   investment
     property.  The  fair  value of this
     note   payable   approximated   its
     carrying  value as of December  31,
     1996  and  September  30,  1996.             $4,836           $ 4,852
                                                  =======          =======

6.   Contingencies

     As discussed in more detail in the Annual Report for the year ended September 30,1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      As further discussed in the Annual Report, on December 29, 1995 the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of its co-venture partners for net cash proceeds of $1,000,000.
This net sale price for the Partnership's equity interest reflected the deduction of the outstanding first mortgage loan and certain co-venture partner operating loans from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The Partnership distributed approximately $514,000 of the net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership to increase cash reserves maintained to fund working capital requirements and potential future capital needs of the Charter Oak and Towne Oaks investments.

       Due to the fiscal 1996 sale of the Partnership's interest in the Braesridge joint venture, which represented 31% of the original investment portfolio, for an amount which was substantially lower than the Partnership's investment in the joint venture, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the liquidation of the Partnership's two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. Occupancy at the Partnership's two remaining multi-family apartment properties, Charter Oak and Towne Oaks, averaged 94% and 87%, respectively, for the first quarter of fiscal 1997 compared to 94% and 91%, respectively, for the prior quarter. The decline in occupancy at Towne Oaks is attributable to a seasonal decline in prospective tenants looking to rent apartment units as well as a softening in local market conditions which has led to difficulty in attracting qualified prospective tenants. Prospective tenant traffic at Towne Oaks declined by 37% in the first quarter. During the quarter, a new on-site manager was hired to oversee the property. Subsequent to this hiring, the property has experienced an increase in rental income collections and a decline in tenant move-out notices. Cash flow from the consolidated Towne Oaks joint venture continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. This work is scheduled to continue over approximately the next 2 years until all of the units have been upgraded. To date, more than half of the unit interiors have been upgraded. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. The upgraded units are generating additional rental rates averaging 11% greater than unrenovated units. At Charter Oak, refinancing reserves continue to be used as part of a program to upgrade individual units and the property as a whole. As with Towne Oaks, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. To date, approximately one-third of the unit interiors have been upgraded. The upgraded units are generating additional rental rates of $50 to $125 per month, depending on the type of unit. Over the past 12-15 months, development activity for multi-family properties in many markets, including the greater Dallas area in which the Towne Oaks Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, Charter Oak has not experienced a significant increase in the supply of apartment units in its sub-market, but management continues to monitor this situation closely. As a result of the current market conditions, management will likely explore the market for potential sales opportunities for the Charter Oak and Towne Oaks properties in the near term. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     In light of the current strength of the real estate market for multi-family apartment properties which may provide the Partnership with opportunities to sell its remaining investment properties over the next 2-to-3 years, management reviewed the carrying values of its consolidated operating investment property, the Towne Oaks Apartments, for potential impairment as of September 30, 1996. In conjunction with such review in fiscal 1996, the Partnership elected early application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Arlington Towne Oaks Associates. The impairment loss resulted because, in management's judgment, the venture was unlikely to be able to recover the carrying value of the asset within the Partnership's practicable remaining holding period. Arlington Towne Oaks Associates recognized an impairment loss of $1,000,000 to write down the operating investment property to its estimated fair value of $8.3 million as of September 30, 1996. Fair value was estimated using an independent appraisal of the operating property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

     At December 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of $673,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------

      The Partnership reported net income of $64,000 for the three months ended December 31, 1996, as compared to a net income of $2,012,000 recognized for the same period in the prior year. This decrease in the Partnership's net income is primarily the result of the $2,111,000 gain recognized on the sale of the Partnership's interest in the Braesridge joint venture in the first quarter of fiscal 1996, which was partially offset by a decrease in the Partnership's operating loss and an increase in the Partnership's share of unconsolidated ventures' income in the current period. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,111,000 in connection with the sale of its venture interest in the first quarter of fiscal 1996 because the losses and distributions recorded in prior years under the equity method had exceeded the Partnership's investments in the venture

      The Partnership's operating loss decreased by $64,000 in the current three month period primarily due to an increase in interest and other income and a decrease in general and administrative expenses. Interest and other income increased by $35,000 largely due to an increase in the average invested cash reserve balance during the current three-month period as a result of the retention of a portion of the Braesridge sale proceeds, as discussed further above. General and administrative expenses decreased by $29,000 mainly due to a reduction in certain required professional services in the first quarter of fiscal 1997. A decrease in property operating expenses also contributed to the decline in the Partnership's operating loss. Property operating expenses from the consolidated Towne Oaks joint venture decreased by $13,000 primarily due to a decrease in repairs and maintenance expenses.

     The Partnership's share of unconsolidated ventures' income increased by $99,000 in the current three-month period primarily due to the inclusion of the net loss attributable to the operations of the Braesridge joint venture through the date of the sale in the prior period results. The Partnership's share of unconsolidated ventures' income in the current year includes only the operations of the Partnership's sole remaining unconsolidated joint venture which owns and operates the Charter Oak Apartments. The Partnership's share of the operations of the Charter Oak joint venture declined by $3,000 for the current three-month period primarily due to higher non-cash depreciation charges which were partially offset by an increase in rental revenues. Depreciation expense increased primarily due to the capital improvements performed at the property over the past two years while rental revenues increased primarily due to increases in rental rates on the renovated apartments units, as discussed further above.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     The status of the litigation involving the Partnership's General Partners and their affiliates remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.

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

                             PAINE WEBBER INCOME PROPERTIES FOUR
                                     LIMITED PARTNERSHIP


                             By: FOURTH INCOME PROPERTIES FUND, INC.
                                 Managing General Partner





                                   By:/s/ Walter V. Arnold
                                      -------------------
                                      Walter V. Arnold
                                      Senior Vice President and Chief
                                      Financial Officer


Date:  February 13, 1997