Form 10-Q
period 1997-03-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1997-05-14
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from       to        .


                       Commission File Number: 0-10980



             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             04-2738053
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                          02110
------------------------------------------                          -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X.      No .
                                      -----

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
              March 31, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                   March 31        September 30
                                                   --------        ------------

Operating investment property:
   Land                                           $   1,300          $  1,300
   Buildings, improvements and equipment             11,853            11,842
                                                  ---------          --------
                                                     13,153            13,142
   Less: accumulated depreciation                    (5,102)           (4,877)
                                                  ---------          --------
                                                      8,051             8,265

Investment in unconsolidated joint
   venture, at equity                                   167                 -
Cash and cash equivalents                               622               654
Tax escrow deposit                                       67               121
Repair escrow                                            61                53
Prepaid and other assets                                 46                59
Deferred financing costs, net                           164               168
                                                 ----------          --------
                                                 $    9,178          $  9,320
                                                 ==========          ========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities           $      118          $    105
Accrued real estate taxes                                48               115
Mortgage interest payable                                36                37
Tenant security deposits                                 79                65
Equity in losses of unconsolidated joint venture
  in excess of investments and advances                   -                32
Long-term debt                                        4,819             4,852
Partners' capital                                     4,078             4,114
                                                 ----------          --------
                                                 $    9,178          $  9,320
                                                 ==========          ========












                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP


                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended        Six Months Ended
                                         March 31,                 March 31,
                                   -------------------     -------------------
                                      1997        1996        1997      1996
                                      ----        ----        ----      ----

Revenues:
   Rental revenues                $   533     $   542      $1,048      $1,053
   Interest and other income           10          10          38          12
                                  -------     -------      ------      ------
                                      543         552       1,086       1,065

Expenses:
   Property operating expenses        430         304         726         613
   Interest expense and related fees  111         113         223         226
   Depreciation expense               113         107         225         212
   Real estate taxes                   34          33          69          67
   General and administrative          46          61          78         121
                                  -------     -------     -------      ------
                                      734         618       1,321       1,239
                                  -------     -------     -------      ------

Operating loss                       (191)        (66)       (235)       (174)

Partnership's share of
   unconsolidated ventures'
   income (losses)                     91          35         199         (15)

Gain on sale of joint venture
   investment                           -           -           -        2,166
                                  -------     -------    --------      -------

Net income (loss)                 $  (100)    $   (31)   $    (36)     $ 1,977
                                  =======     =======    ========      =======

Net income (loss) per Limited
  Partnership Unit                $ (3.85)    $ (1.19)   $  (1.39)     $ 76.17
                                  =======     =======    ========      =======


Cash distributions per Limited
  Partnership Unit                $     -     $ 20.00    $      -      $ 20.00
                                  =======     =======    ========      =======





     The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.










                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General           Limited
                                                   Partners          Partners
                                                   --------          --------


Balance at September 30, 1995                      $ (150)           $  3,883
Cash distributions                                      -                (514)
Net income                                             20               1,957
                                                   ------            --------
Balance at March 31, 1996                          $ (130)           $  5,326
                                                   ======            ========

Balance at September 30, 1996                      $ (141)           $  4,255
Net income                                              -                 (36)
                                                   ------            --------
Balance at March 31, 1997                          $ (141)           $  4,219
                                                   ======            ========
































                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income (loss)                                       $   (36)    $ 1,977
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
   Gain on sale of joint venture investment                     -      (2,166)
   Depreciation expense                                       225         212
   Amortization of deferred financing fees                      4           3
   Partnership's share of unconsolidated
     ventures' income (losses)                               (199)         15
     Changes in assets and liabilities:
     Tax and insurance escrow deposits                         54         (82)
     Prepaid and other assets                                  13           7
     Accounts payable and other liabilities                    13         (67)
     Accrued real estate taxes                                (67)         67
     Mortgage interest payable                                 (1)          -
     Tenant security deposits                                  14           -
                                                          -------     -------
        Total adjustments                                      56      (2,011)
                                                          -------     -------
        Net cash provided by (used in) operating
          activities                                           20         (34)
                                                          -------     -------

Cash flows from investing activities:
  Proceeds received from sale of joint venture investment       -       1,000
  Additions to buildings, improvements and equipment          (11)        (46)
  Net (deposits to) withdrawals from repair escrow             (8)         15
                                                          -------     -------
        Net cash (used in) provided by investing
          activities                                          (19)        969
                                                          -------     -------

Cash flows from financing activities:
  Distributions to limited partners                             -        (514)
  Principal repayments on long-term debt                      (33)        (30)
                                                          -------     -------
        Net cash used in financing activities                 (33)       (544)
                                                          -------     -------

Net (decrease) increase in cash and cash equivalents          (32)        391

Cash and cash equivalents, beginning of period                654         129
                                                          -------     -------

Cash and cash equivalents, end of period                  $   622     $   520
                                                          =======     =======

Cash paid during the period for interest                  $   220     $   223
                                                          =======     =======









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

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for the three and six months ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

    Included in general and administrative expenses for the six-month periods ended March 31, 1997 and 1996 is $42,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $900 and $400, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Ventures

    At March 31, 1997 and September 30, 1996, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. Prior to December 29, 1995, the Partnership had owned interests in two unconsolidated ventures. On December 29, 1995, the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of the co-venture partner for net cash proceeds of $1,000,000. The Partnership made a special distribution of $513,960, or $20 per original $1,000 investment, to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 were retained by the Partnership for Partnership reserves and to fund potential future capital needs of its remaining investments. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

    Summarized operating results of the unconsolidated joint ventures for the three and six months ended March 31, 1997 and 1996 are as follows. The summary of operations for the six months ended March 31, 1996 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                   -------------------      -----------------
                                      1997        1996        1997      1996
                                      ----        ----        ----      ----

   Rental revenues and
     expense recoveries            $  623      $  583         $1,261   $1,897
   Interest and other income           45          31             81       91
                                   ------      ------         ------   ------
                                      668         614          1,342    1,988

   Property operating expenses        221         257            435      939
   Interest expense                   186         189            373      598
   Depreciation and amortization      110          87            223      256
   Real estate taxes                   41          39             79      140
                                   ------      ------         ------   ------
                                      561         572          1,110    1,933
                                   ------      ------         ------   ------
   Net income                      $  107      $   42         $  232   $   55
                                   ======      ======         ======   ======

   Net income:
     Partnership's share of
       combined income             $   92      $   36         $  200   $   42
     Co-venturers' share of
       combined income                 15           6             32       13
                                   ------      ------         ------   ------
                                   $  107      $   42         $  232   $   55
                                   ======      ======         ======   ======

               Reconciliation of Partnership's Share of Operation
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                      Three Months Ended       Six Months Ended
                                           March 31,               March 31,
                                      ------------------     -----------------
                                       1997     1996           1997     1996
                                       ----     ----           ----     ----

   Partnership's share of
     combined income, as shown above  $   92    $   36        $   200  $   42
   Amortization of excess basis           (1)       (1)           (1)     (57)
                                      ------    ------        ------   ------
   Partnership's share of
     unconsolidated ventures'
     income (losses)                  $   91    $   35        $  199   $  (15)
                                      ======    ======        ======   ======

4. Operating Investment Property

   Operating investment property at March 31, 1997 and September 30, 1996 represents the land, buildings, improvements and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex in Arlington, Texas known as the Bristol Pointe Apartments (formerly Towne Oaks Apartments).

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and six months ended March 31, 1997 and 1996 (in thousands):

                                      Three Months Ended       Six Months Ended
                                          March 31,                March 31,
                                    ---------------------    ------------------
                                       1997     1996           1997       1996
                                       ----     ----           ----       ----

    Property operating expenses:
      Salaries and related costs   $    73    $    64        $ 140      $ 126
      Repairs and maintenance          145         68          226        163
      Utilities                        120        110          224        210
      Management fees                   21         22           42         42
      Administrative and other          71         40           94         72
                                   -------    -------        -----     ------
                                   $   430    $   304        $ 726     $  613
                                   =======    =======        =====     ======

5.  Long-term Debt

    Long-term  debt at March 31,  1997 and  September  30,  1996  relates to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):



                                                   March 31       September 30
                                                   --------       ------------

      9.08%  mortgage note due March
      1,  2019,  payable  in monthly
      installments      of      $42,
      including            interest,
      collateralized  by the Bristol
      Pointe  operating   investment
      property.  The  fair  value of
      this       note        payable
      approximated    its   carrying
      value  as of  March  31,  1997
      and September 30, 1996.                     $ 4,819          $ 4,852
                                                  =======          =======

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, on December 29, 1995 the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of its co-venture partners for net cash proceeds of $1,000,000.
This net sale price for the Partnership's equity interest reflected the deduction of the outstanding first mortgage loan and certain co-venture partner operating loans from an agreed upon effective sale price of $11,750,000, which was supported by the most recent independent appraisal of the property. The Partnership distributed approximately $514,000 of the net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership to increase cash reserves maintained to fund working capital requirements and potential future capital needs of the two remaining real estate investments. Due to the fiscal 1996 sale of the Partnership's interest in the Braesridge joint venture, which represented 31% of the original investment portfolio, for an amount which was substantially lower than the Partnership's investment in the joint venture, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the liquidation of the two Partnership's remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined.

     Occupancy at the Partnership's two remaining multi-family apartment properties, Bristol Pointe (formerly Towne Oaks) and Charter Oak, averaged 88% and 89%, respectively, for the second quarter of fiscal 1997 compared to 87% and 94%, respectively, for the prior quarter. The small increase in occupancy at Bristol Pointe is attributable to an aggressive marketing program involving the use of rental concessions implemented by the new property management team. Although the local apartment rental market in the greater Dallas, Texas area has softened in recent months, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program have increased prospective tenant traffic at Bristol Pointe dramatically during the current quarter. Management is cautiously optimistic that this increase in prospective tenant traffic at Bristol Pointe will result in additional occupancy gains in future quarters. Cash flow from the Bristol Pointe property continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. This work is scheduled to continue over approximately the next 2 years until all of the units have been upgraded. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. Other capital improvement work planned at Bristol Pointe during the second half of fiscal 1997 includes a resurfacing of the property's parking lot. Management is currently reviewing cost estimates for completing this work. At Charter Oak, refinancing reserves continue to be used as part of a program to upgrade individual units and the property as a whole. As with Bristol Pointe, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. The upgraded units are generating additional rental rates of $50 to $165 per month, depending on the type of unit. The decline in occupancy at Charter Oak for the quarter ended March 31, 1997 is attributable mainly to a loss of tenants to the single-family home market and to a seasonal decline in prospective tenant traffic.

      Over the past 18 months, development activity for multi-family properties in many markets, including the greater Dallas area in which the Bristol Pointe Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, Charter Oak has not experienced a significant increase in the supply of apartment units in its sub-market, but management continues to monitor this situation closely. As a result of the current market conditions, management will likely explore the market for potential sales opportunities for the Charter Oak and Bristol Pointe properties in the near term. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     At March 31, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of $622,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation within the next 2- to-3 years.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

     The Partnership reported a net loss of $100,000 for the three months ended March 31, 1997, as compared to a net loss of $31,000 for the same period in the prior year. This increase in the Partnership's net loss for the current three-month period is a result of an increase in the Partnership's operating loss of $125,000, which was partially offset by an increase in the Partnership's share of unconsolidated ventures' income of $56,000. The increase in the Partnership's operating loss is primarily attributable to an increase in property operating expenses at the consolidated Bristol Pointe Apartments.
Property operating expenses at Bristol Pointe increased primarily due to increases in repairs and maintenance, advertising and administrative expenses stemming from the new management team's marketing efforts to improve the property's appearance and increase occupancy.

     The Partnership's share of unconsolidated ventures' income for the three months ended March 31, 1996 and 1997 includes only the operations of Charter Oak Associates, which owns and operates the Charter Oak Apartments. The Partnership's share of unconsolidated ventures' income increased in the current three-month period mainly due to an increase in rental income at Charter Oak as well as a decline in property operating expenses. Rental income increased during the current three-month period due to an increase in rental rates achieved over the past fifteen months. Property operating expenses decreased due to declines in salaries, repairs and maintenance and professional fees which were partially offset by higher depreciation expense resulting from the ongoing capital improvement program at the property.

Six Months Ended March 31, 1997
-------------------------------

      The Partnership reported a net loss of $36,000 for the six-month period ended March 31, 1997 as compared to net income of $1,977,000 for the same period in the prior year. This unfavorable change is a result of the $2,166,000 gain recognized by the Partnership from the sale of the Braesridge joint venture on December 29, 1995 and a $61,000 increase in the Partnership's operating loss which were partially offset by a favorable change of $214,000 in the Partnerships' share of unconsolidated ventures' income (losses). Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,166,000 in connection with the sale of its venture interest in the first quarter of fiscal 1996 because the losses and distributions recorded in prior years under the equity method had exceeded the Partnership's investments in the venture.

     The Partnership's operating loss increased primarily due to an increase in property operating expenses at the consolidated Bristol Pointe Apartments for the current six-month period which was partially offset by an increase in interest and other income and a decrease in general and administrative expenses. Property operating expenses at Bristol Pointe increased primarily due to an increase in repairs and maintenance, advertising and administrative expenses related to the new marketing program referred to above. Interest and other income increased by $26,000 for the current six-month period largely due to an increase in the Partnership's average invested cash reserve balance as a result of the retention of a portion of the Braesridge sale proceeds, as discussed further above. General and administrative expenses decreased by $43,000 mainly due to a reduction in certain required professional services for the six months ended March 31, 1997.

     The Partnership's share of unconsolidated ventures' operations for the six months ended March 31, 1997 improved in comparison to the same period in the prior year due to the inclusion of the net loss attributable to the operations of the Braesridge joint venture through the date of the sale in the prior period results. The Partnership's share of unconsolidated ventures' income in the current six-month period includes only the operations of Charter Oak Associates, which owns and operates the Charter Oak Apartments. The Partnership's share of the operations of the Charter Oak joint venture improved by $54,000 for the current six-month period primarily due an increase in rental revenues and a reduction in property operating expenses which were partially offset by higher non-cash depreciation charges. Rental revenues increased due to increases in rental rates over the past 18 months. Depreciation expense increased primarily due to the ongoing capital improvement program at the property.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

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

                             PAINE WEBBER INCOME PROPERTIES FOUR
                                     LIMITED PARTNERSHIP


                             By: FOURTH INCOME PROPERTIES FUND, INC.
                                 Managing General Partner





                                   By:/s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and Chief
                                      Financial Officer


Date:  May 13, 1997