Form 10-Q
period 1997-06-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1997-08-14
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

 |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from_______to _____.


                       Commission File Number: 0-10980



             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              04-2738053
           --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                          02110
------------------------------------------                          -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
               June 30, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                   June 30        September 30
                                                   -------        ------------

Operating investment property:
   Land                                           $   1,300          $  1,300
   Buildings, improvements and equipment             11,853            11,842
                                                  ---------          --------
                                                     13,153            13,142
   Less: accumulated depreciation                    (5,214)           (4,877)
                                                  ---------          --------
                                                      7,939             8,265

Investment in unconsolidated joint venture,
  at equity                                             242                 -
Cash and cash equivalents                               582               654
Prepaid and other assets                                212               233
Deferred financing costs, net                           162               168
                                                  ---------          --------
                                                  $   9,137          $  9,320
                                                  =========          ========


                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities            $     102          $    105
Accrued real estate taxes                                82               115
Mortgage interest payable                                36                37
Tenant security deposits                                 81                65
Equity in losses of unconsolidated joint venture
  in excess of investments and advances                   -                32
Long-term debt                                        4,801             4,852
Partners' capital                                     4,035             4,114
                                                  ---------          --------
                                                  $   9,137          $  9,320
                                                  =========          ========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General           Limited
                                                   Partners          Partners
                                                   --------          --------

Balance at September 30, 1995                      $ (150)           $  3,883
Cash distributions                                      -                (514)
Net income                                             19               1,937
                                                   ------            --------
Balance at June 30, 1996                           $ (131)           $  5,306
                                                   ======            ========

Balance at September 30, 1996                      $ (141)           $  4,255
Net loss                                               (1)                (78)
                                                   ------            --------
Balance at June 30, 1997                           $ (142)           $  4,177
                                                   ======            ========

                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended       Nine Months Ended
                                       June 30,                June 30,
                                  ------------------       -----------------
                                    1997        1996        1997      1996
                                    ----        ----        ----      ----

Revenues:
   Rental revenues                $   542     $   514      $1,590      $1,567
   Interest and other income           10           6          48          18
                                  -------     -------      ------      ------
                                      552         520       1,638       1,585

Expenses:
   Property operating expenses        360         322       1,086         935
   Interest expense and related
      fees                            111         113         334         339
   Depreciation expense               112         106         337         318
   Real estate taxes                   34          34         103         101
   General and administrative          53          48         131         169
                                  -------     -------      ------      ------
                                      670         623       1,991       1,862
                                  -------     -------      ------      ------
Operating loss                       (118)       (103)       (353)       (277)

Partnership's share of
   unconsolidated ventures'
   income                             75          82         274           67

Gain on sale of joint venture
   investment                          -           -           -        2,166
                                 -------     -------      ------       ------

Net income (loss)                $   (43)    $   (21)     $  (79)      $1,956
                                 =======     =======      ======       ======

Net income (loss) per Limited
  Partnership Unit                $(1.65)     $(0.79)     $(3.04)      $75.38
                                  ======      ======      ======       ======


Cash distributions per Limited
  Partnership Unit                $    -      $    -      $    -       $20.00
                                  ======      ======      ======       ======





   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.












                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income (loss)                                      $    (79)  $   1,956
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
   Gain on sale of joint venture investment                     -      (2,166)
   Depreciation expense                                       337         318
   Amortization of deferred financing fees                      6           5
   Partnership's share of unconsolidated
     ventures' income                                        (274)        (67)
   Changes in assets and liabilities:
     Prepaid and other assets                                  33        (117)
     Accounts payable and other liabilities                    (3)        (79)
     Accrued real estate taxes                                (33)        101
     Mortgage interest payable                                 (1)          -
     Tenant security deposits                                  16          (1)
                                                         --------   ---------
        Total adjustments                                      81      (2,006)
                                                         --------   ---------
        Net cash provided by (used in) operating
          activities                                            2         (50)
                                                         --------   ---------

Cash flows from investing activities:
  Proceeds received from sale of joint venture investment       -       1,000
  Additions to buildings, improvements and equipment          (11)        (53)
  Net (deposits to) withdrawals from repair escrow            (12)         11
                                                          --------   --------
        Net cash (used in) provided by investing
          activities                                          (23)        958
                                                          --------   --------

Cash flows from financing activities:
  Distributions to limited partners                             -        (514)
  Principal repayments on long-term debt                      (51)        (46)
                                                         --------   ---------
        Net cash used in financing activities                 (51)       (560)
                                                         --------   ---------

Net (decrease) increase in cash and cash equivalents          (72)        348

Cash and cash equivalents, beginning of period                654         129
                                                         --------   ---------

Cash and cash equivalents, end of period                 $    582   $     477
                                                         ========   =========

Cash paid during the period for interest                 $    329   $     334
                                                         ========   =========








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

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for the three and nine months ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

    Included in general and administrative expenses for the nine-month periods ended June 30, 1997 and 1996 is $64,000 and $65,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $2,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Ventures

    At June 30, 1997 and September 30, 1996, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. Prior to December 29, 1995, the Partnership had owned interests in two unconsolidated ventures. On December 29, 1995, the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of the co-venture partner for net cash proceeds of $1,000,000. The Partnership made a special distribution of $513,960, or $20 per original $1,000 investment, to the Limited Partners on February 15, 1996 from the proceeds of this transaction. The remaining net sale proceeds of $486,040 were retained by the Partnership for Partnership reserves and to fund potential future capital needs of its remaining investments.

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

     Summarized operating results of the unconsolidated joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows. The summary of operations for the nine months ended June 30, 1996 includes the Partnership's share of the Braesridge joint venture's net loss through December 29, 1995:

                    Condensed Combined Summary of Operations
    For the three and nine months ended June 30, 1997 and 1996 (in thousands)

                                    Three Months Ended       Nine Months Ended
                                          June 30,                June 30,
                                    ------------------       -----------------
                                      1997      1996           1997     1996
                                      ----      ----           ----     ----

   Rental revenues and
     expense recoveries            $  617      $  630         $1,878   $2,527
   Interest and other income           23          26            104      118
                                   ------      ------         ------   ------
                                      640         656          1,982    2,645

   Property operating expenses        210         242            645    1,181
   Interest expense                   186         187            559      785
   Depreciation and amortization      113          92            336      348
   Real estate taxes                   42          39            121      180
                                   ------      ------         ------   ------
                                      551         560          1,661    2,494
                                   ------      ------         ------   ------
   Net income                      $   89      $   96         $  321   $  151
                                   ======      ======         ======   ======

   Net income:
     Partnership's share of
       combined income             $   76      $   83         $  276   $  125
     Co-venturers' share of
       combined income                 13          13             45       26
                                   ------      ------         ------   ------
                                   $   89      $   96         $  321   $  151
                                   ======      ======         ======   ======

               Reconciliation of Partnership's Share of Operations
                                 For the three
           and nine months ended June 30, 1997 and 1996 (in thousands)

                                  Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                  ------------------       -----------------
                                     1997      1996          1997     1996
                                     ----      ----          ----     ----
   Partnership's share of
     combined income, as shown
     above                          $   76    $   83        $   276   $   125
   Amortization of excess basis         (1)       (1)            (2)      (58)
                                    ------    -------       -------   -------
   Partnership's share of
     unconsolidated ventures'
     income                         $   75    $   82        $   274   $   67
                                    ======    ======        =======   ======

4. Operating Investment Property

   Operating investment property at June 30, 1997 and September 30, 1996 represents the land, buildings, improvements and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex in Arlington, Texas known as the Bristol Pointe Apartments (formerly Towne Oaks Apartments).

   The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and nine months ended June 30, 1997 and 1996 (in thousands):


                                  Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                  ------------------       -----------------
                                      1997      1996         1997       1996
                                      ----      ----         ----       ----

    Property operating expenses:
      Salaries and related costs    $   75    $    68      $   215     $  194
      Repairs and maintenance          134        105          360        268
      Utilities                         88         98          312        308
      Management fees                   22         21           64         63
      Administrative and other          41         30          135        102
                                    ------    -------      -------     ------
                                    $  360    $   322      $ 1,086     $  935
                                    ======    =======      =======     ======

5.  Long-term Debt

    Long-term  debt at June 30,  1997 and  September  30,  1996  relates  to the
    consolidated  joint  venture,   Arlington  Towne  Oaks  Associates,  and  is
    summarized as follows (in thousands):

                                                   June 30        September 30
                                                   -------        ------------

      9.08%  mortgage  note due March 1,
      2019,     payable    in    monthly
      installments  of  $42,   including
      interest,  collateralized  by  the
      Bristol      Pointe      operating
      investment   property.   The  fair
      value   of   this   note   payable
      approximated its carrying value as
      of June 30, 1997 and September 30,
      1996.                                       $  4,801          $  4,852
                                                  ========          ========

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

      Occupancy at the Partnership's two remaining multi-family apartment properties, Bristol Pointe (formerly Towne Oaks) and Charter Oak, averaged 95% and 88%, respectively, for the third quarter of fiscal 1997 compared to 88% and 89%, respectively, for the prior quarter. The 7% increase in occupancy at Bristol Pointe is attributable to an aggressive marketing program involving the use of rental concessions implemented by the property management team in the prior quarter. Although the local apartment rental market in the greater Dallas, Texas area has softened recently, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program have increased prospective tenant traffic at Bristol Pointe dramatically over the past several months. The increase in traffic has brought the property's occupancy up to a level which is consistent with the competition in the local market. In addition, effective rental rates at the Bristol Pointe property have improved over the past six months. Cash flow from Bristol Pointe continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. This work is scheduled to continue over approximately the next 2 years until all of the units have been upgraded. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. Other capital improvement work planned at Bristol Pointe during the fourth quarter of fiscal 1997 includes a resurfacing of the property's parking lot. Management is currently reviewing cost estimates for completing this work. Based on a preliminary review of several contractor proposals for this resurfacing project, management expects this work to cost approximately $200,000. At Charter Oak, refinancing reserves continue to be used as part of a program to upgrade individual units and the property as a whole. As with Bristol Pointe, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. To date 42% of the units have been upgraded. The upgraded units are generating additional rental rates of $50 to $100 per month, depending on the type of unit. The current capital improvement plan at Charter Oak calls for the renovation and re-leasing of three to five units per month.

      Over the past 18-to-24 months, development activity for multi-family properties in many markets, including the greater Dallas area in which the Bristol Pointe Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, Charter Oak has not experienced a significant increase in the supply of apartment units in its sub-market, but management continues to monitor this situation closely. As a result of the current market conditions, management will likely explore the market for potential sales opportunities for the Charter Oak and Bristol Pointe properties in the near term as the renovation programs discussed above at both properties approach completion. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     At June 30, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of $582,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation within the next 2- to-3 years.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

     The Partnership reported a net loss of $43,000 for the three months ended June 30, 1997, as compared to a net loss of $21,000 for the same period in the prior year. This increase in the Partnership's net loss for the current three-month period is the result of an increase in the Partnership's operating loss of $15,000 and a decrease in the Partnership's share of unconsolidated ventures' income of $7,000. The increase in the Partnership's operating loss is primarily attributable to an increase in property operating expenses at the consolidated Bristol Pointe Apartments. Property operating expenses at Bristol Pointe increased primarily due to increases in repairs and maintenance, advertising and administrative expenses stemming from the new management team's marketing efforts to improve the property's appearance and increase occupancy, as discussed further above.

     The Partnership's share of unconsolidated ventures' income for the three months ended June 30, 1996 and 1997 includes only the operations of Charter Oak Associates, which owns and operates the Charter Oak Apartments. The Partnership's share of unconsolidated ventures' income decreased in the current three-month period primarily due to an increase in depreciation and amortization expense as well as a decline in rental revenues and expense recoveries, which were partially offset by a decline in property operating expenses. The increase in depreciation expense is attributable to the ongoing capital improvement program at the property. Rental revenues and expense recoveries decreased due to a 6% decline in average occupancy when compared to the same period in the prior year. Property operating expenses decreased mainly due to declines in salaries, marketing and administrative expenses.

Nine Months Ended June 30, 1997
-------------------------------

      The Partnership reported a net loss of $79,000 for the nine-month period ended June 30, 1997 as compared to net income of $1,956,000 for the same period in the prior year. This unfavorable change is the result of a $2,166,000 gain recognized by the Partnership from the sale of the Braesridge joint venture on December 29, 1995 and a $76,000 increase in the Partnership's operating loss which were partially offset by a $207,000 increase in the Partnerships' share of unconsolidated ventures' income. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,166,000 in connection with the sale of its venture interest in the first quarter of fiscal 1996 because the losses and distributions recorded in prior years under the equity method had exceeded the Partnership's investments in the venture.

     The Partnership's operating loss increased primarily due to an increase in property operating expenses at the consolidated Bristol Pointe Apartments for the current nine-month period which was partially offset by a decrease in general and administrative expenses and an increase in rental revenues and interest and other income. Property operating expenses at Bristol Pointe increased primarily due to an increase in repairs and maintenance, advertising and administrative expenses related to the new marketing program referred to above. Rental revenues from Bristol Pointe increased by $23,000 for the current three-month period due to an increase in average occupancy over same period in the prior year. Interest and other income increased by $30,000 for the current nine-month period largely due to an increase in the Partnership's average invested cash reserve balance as a result of the retention of a portion of the Braesridge sale proceeds, as discussed further above. General and administrative expenses decreased by $38,000 mainly due to a reduction in certain required professional services for the nine months ended June 30, 1997.

     The Partnership's share of unconsolidated ventures' income for the nine months ended June 30, 1997 improved in comparison to the same period in the prior year due to the inclusion of the net loss attributable to the operations of the Braesridge joint venture through the date of the sale in the prior period results. The Partnership's share of unconsolidated ventures' income in the current nine-month period includes only the operations of Charter Oak Associates, which owns and operates the Charter Oak Apartments. The Partnership's share of the operations of the Charter Oak joint venture improved by $46,000 for the current nine-month period primarily due an increase in rental revenues and a reduction in property operating expenses which were partially offset by higher non-cash depreciation charges. Rental revenues increased due to increases in rental rates over the past 21 months. Depreciation expense increased primarily due to the ongoing capital improvement program at the property.

                                   PART II
                              Other Information


Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. Based on the settlement agreement discussed above covering all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of this matter will have a material impact on the Partnership's financial statements, taken as a whole.

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


Date:  August 14, 1997