Form 10-K405
period 1997-09-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1998-01-13
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from______to _____.

Commission File Number:  0-10980

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               04-2738053
-----------------------                                   -------------------
(State of organization)                                     (I.R.S. Employer
                                                          Identification No.)

265 Franklin Street, Boston, Massachusetts                      02110
------------------------------------------                      -----
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
     None                                                        None

Securities registered pursuant to Section 12(g) of the Act:
                    UNITS OF LIMITED PARTNERSHIP INTEREST
                    -------------------------------------
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
December 22, 1981, as supplemented

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

Part I                                                                   Page
------                                                                   ----

Item   1      Business                                                    I-1

Item   2      Properties                                                  I-3

Item   3      Legal Proceedings                                           I-3

Item   4      Submission of Matters to a Vote of Security Holders         I-4


Part  II
--------

Item   5      Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters           II-1

Item   6      Selected Financial Data                                    II-1

Item   7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     II-2

Item   8      Financial Statements and Supplementary Data                II-6

Item   9      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                     II-6


Part III
--------

Item  10      Directors and Executive Officers of the Partnership       III-1

Item  11      Executive Compensation                                    III-2

Item  12      Security Ownership of Certain Beneficial Owners and
                 Management                                             III-3

Item  13      Certain Relationships and Related Transactions            III-3


Part  IV
--------

Item  14      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                              IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-35

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Four Limited Partnership (the "Partnership") is a limited partnership formed in June 1981 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing properties including shopping centers and apartment complexes. The Partnership sold $25,698,000 in Limited Partnership units (the "Units"), representing 25,698 Units at $1,000 per unit, during the offering period pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-73602). Limited Partners will not be required to make any additional contributions.

      The Partnership originally invested the net proceeds of the public offering, through joint venture partnerships, in five operating properties. As discussed further below, through September 30, 1997 two of the Partnership's original investments had been sold and one had been lost through foreclosure proceedings. As of September 30, 1997, the Partnership had two remaining operating property investments which were owned through joint venture partnerships as set forth below:

Name of Joint Venture                       Date of
Name and Type of Property                   Acquisition   Type of
Location                             Size   of Interest   Ownership (1)
--------------------------------     -----  -----------   ------------------

Charter Oak Associates               284     6/8/82       Fee ownership of land
Charter Oak Apartments               units                and improvements
Creve Coeur, Missouri                                     (through joint
                                                          venture).


Arlington Towne Oaks Associates      320     8/31/82      Fee ownership of land
Bristol Pointe Apartments            units                and improvements
(formerly Towne Oaks Apartments)                          (through joint
Arlington, Texas                                          venture).

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      The Partnership previously owned interests in Braesridge 305 Associates, the Glenwood Village Shopping Center and the Yorktown Office Center. On December 29, 1995, the Partnership assigned its interest in Braesridge 305 Associates, a joint venture which owned the Braesridge Apartments, a 545-unit apartment complex in Houston, Texas, to an affiliate of its co-venture partners for net cash proceeds of $1,000,000. The Partnership distributed approximately $514,000 of the Braesridge proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining proceeds were added to the Partnership's cash reserves. In addition, the venture which owned the Glenwood Village Shopping Center, a 41,000 square foot strip center in Raleigh, North Carolina, sold the property to a third party on September 23, 1991. The property was sold for $4,300,000 and, after repaying the outstanding mortgage loan and paying transaction costs, the Partnership's share of the net proceeds was $1,650,000. The Partnership distributed the majority of such proceeds to the Limited Partners in the form of a special distribution of $58 per original $1,000 investment which was paid in November 1991. The Partnership agreed to transfer title to the Yorktown Office Center to the mortgage lender in March of 1991. The decision to forfeit the Partnership's interest in the Yorktown Office Center, a 99,000 square foot building located in a suburb of Chicago, Illinois, was based on the property's inability to generate sufficient income to cover its debt service obligations. The inability of the Yorktown joint venture to meet the debt service requirements of the mortgage loan resulted from the significant oversupply of competing office space in the local suburban real estate market and its negative impact on occupancy and rental rates. As a result of the transfer of title, the Partnership no longer has any ownership interest in this property.

      The Partnership's original investment objectives were to:

(i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(ii)  preserve and protect  Limited  Partners'  capital;
(iii) obtain  long-term appreciation  in the  value of its  properties;  and
(iv) provide a build up of equity through the reduction of mortgage loans on its properties.

      The Partnership suspended the payment of regular quarterly distributions of excess cash flow in fiscal 1987. Through September 30, 1997, the Limited Partners had received cumulative cash distributions totalling $10,006,000, or approximately $407 per original $1,000 investment for the Partnership's earliest investors. Of this amount, approximately $5,011,000, or $195 per original $1,000 investment, represents capital proceeds distributed from the refinancing of the Charter Oak Apartments in fiscal 1986, the sale of the Glenwood Village Shopping Center in fiscal 1992 and the sale of the Partnership's interest in the Braesridge joint venture in fiscal 1996. The remaining distributions have been paid from operating cash flow. A substantial portion of these distributions paid to date has been sheltered from current taxable income. As of September 30, 1997, the Partnership retained its ownership interest in two of its five original investment properties. Due to the fiscal 1996 sale of the interest in the Braesridge joint venture, which represented 31% of the Partnership's original investment portfolio, for an amount which was substantially lower than the Partnership's investment in the joint venture, combined with the fiscal 1991 foreclosure loss of the Yorktown investment, which represented 16% of the Partnership's original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined.

      Both of the remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past year, development activity for multi-family properties in many markets has escalated significantly. See Item 7 for a further discussion of the competitive conditions impacting the Partnership's Charter Oak and Bristol Pointe apartment properties.

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

      The general partners of the Partnership (the "General Partners") are Fourth Income Properties Fund, Inc. and Properties Associates. Fourth Income Properties Fund, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are also officers of the Adviser and the Managing General Partner. Subject to the General Partner's overall authority, the business of the Partnership is managed by the Adviser.

      The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

      As of September 30, 1997, the Partnership had interests in two operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:


                                          Percent Occupied At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              12/31/96   3/31/97    6/30/97   9/30/97  Average
                              --------   -------    -------   -------  -------

Charter Oak Apartments         94%       89%         88%       89%      90%

Bristol Pointe Apartments      87%       88%         95%       96%      92%

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

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Four Limited Partnership, PaineWebber, Fourth Income Properties Fund, Inc. and PA failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Four Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Fourth Income Properties Fund, Inc. and PA misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fourth Income Properties Fund, Inc. and PA violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      Based on the settlement agreement discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of this matter will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1997, there were 1,881 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      No cash  distributions  were made to the Limited  Partners  during  fiscal
1997.

Item 6.  Selected Financial Data

             Paine Webber Income Properties Four Limited Partnership
                      (In thousands, except per Unit data)

                                          Years  Ended September 30,
                              ------------------------------------------------
                                  1997     1996        1995      1994        1993
                                  ----     ----        ----      ----        ----

Revenues                      $  1,963    $  1,816    $  1,656  $  1,496    $  1,531

Loss on impairment of
  long-lived asset                   -    $ (1,000)          -        -            -

Operating loss                $   (237)   $ (1,310)   $   (427) $  (518     $   (322)

Partnership's share of
  unconsolidated
  ventures' income (losses)   $    311    $     94    $    174  $    34     $   (353)

Gain on sale of
  joint venture interest             -    $  2,111           -        -            -

Net income (loss)             $     74    $    895    $   (253  $  (484)    $   (675)

Per Limited Partnership Unit:
   Net income (loss)          $   2.83    $  34.48    $  (9.75  $ (18.65)   $  (26.01)

   Cash distributions from
     sale proceeds                   -    $  20.00           -         -            -

Total assets                  $  9,703    $  9,320    $  9,962  $ 10,410    $   8,849

Long-term debt                $  4,783    $  4,852    $  4,915  $  4,973    $   3,337

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 25,698 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from December 1981 to December 1982 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $25,698,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $22,336,000 was originally invested, through joint venture partnerships, in five operating investment properties, comprised of three multi-family apartment complexes, one commercial office property and one retail shopping center. Through September 30, 1997, the investments in the shopping center, the office property and one of the apartment complexes had been disposed of. In September 1991, the joint venture which owned the retail shopping center sold the property and distributed the net proceeds to the venture partners. Also in fiscal 1991, the Partnership agreed to transfer title to the office property to the first mortgage lender in settlement of the outstanding debt obligation, after a protracted period of negotiations failed to produce a mutually acceptable restructuring agreement. On December 29, 1995, the Partnership assigned its interest in the Braesridge Apartments joint venture to an affiliate of its co-venture partners for net cash proceeds of $1,000,000. The Partnership distributed approximately $514,000 of the Braesridge net sale proceeds, or $20 per original $1,000 investment, in a special distribution to the Limited Partners on February 15, 1996. The remaining net sale proceeds of approximately $486,000 were retained by the Partnership to increase cash reserves maintained to fund working capital requirements and potential future capital needs of the two remaining real estate investments. Due to the fiscal 1996 sale of the Partnership's interest in the Braesridge joint venture for an amount which was substantially lower than the Partnership's investment in the joint venture and the fiscal 1991 foreclosure loss of the Yorktown investment, which represented a combined 47% of the original investment portfolio, the Partnership will be unable to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the liquidation of the Partnership's two remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. The Partnership does not have any commitments for additional investments but may be called upon to fund its portion of operating deficits or capital improvements of the joint ventures in accordance with the respective joint venture agreements.

      Occupancy at the Partnership's two remaining multi-family apartment properties, Bristol Pointe (formerly Towne Oaks) and Charter Oak, averaged 92% and 90%, respectively, for fiscal 1997 compared to 93% and 93%, respectively, for fiscal 1996. Notwithstanding the slight decrease in average occupancy at Bristol Pointe, the occupancy level at the property had rebounded to 96% for the quarter ended September 30, 1997 from a low of 87% for the first quarter of fiscal 1997. The increase in occupancy at Bristol Pointe during the second half of fiscal 1997 is attributable to a new marketing program which included the renovation of the property's model unit, reduced rents on certain apartment unit types and discounts on the first month's rent to new residents. This program was implemented during the first half of fiscal 1997 and began to show positive results during the third and fourth quarters. Although the local apartment rental market in the greater Dallas, Texas area softened during 1997 due to a significant amount of new construction, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program increased prospective tenant traffic at Bristol Pointe dramatically over the second half of the year. The increase in traffic has brought the property's occupancy up to a level which is consistent with the competition in the local market. In addition, effective rental rates at the Bristol Pointe property improved over the last six months of fiscal 1997. Cash flow from Bristol Pointe continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. This work is scheduled to continue over the near term until substantially all of the units have been upgraded. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. To date, 52% of the units have been substantially upgraded. Other capital improvement work completed at Bristol Pointe during fiscal 1997 included a resurfacing of the property's parking lots, which cost approximately $225,000 and was paid for out of the Partnership's cash reserves subsequent to the fiscal year-end.

      At Charter Oak, refinancing reserves continue to be used for the program to upgrade individual units and the property as a whole. As with Bristol Pointe, the work to renovate the individual apartment units is being done on a turnover basis and will continue until all of the units have been upgraded. To date, 44% of the units have been upgraded. The upgraded units are generating additional rental rates of $50 to $100 per month, depending on the type of unit. The capital improvement plan at Charter Oak calls for the renovation and re-leasing of three to five units per month. The property's management and leasing team attributes the decrease in average occupancy at Charter Oak during fiscal 1997 to tenants purchasing homes. Although there is no significant new construction in the local sub-market, some of the competitive properties are undergoing substantial renovations which, when completed, may limit rental rate growth at Charter Oak. The average rental rate at the property has increased 6.5% since the beginning of fiscal 1997. As previously reported, in order to increase the occupancy level, the property's management and leasing team implemented a marketing and tenant retention program during fiscal 1997 which included improving the signage at the property, increasing the property's exposure in the local apartment guides, increasing resident referral bonuses for one-year leases and various other marketing activities.

      Over the past 2 years, development activity for multi-family properties in many markets, including the greater Dallas area in which the Bristol Pointe Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, the overall St. Louis market and Charter Oak's sub-market have not experienced a significant increase in the supply of apartment units, but management continues to monitor this situation closely. As a result of the current market conditions, management will likely explore the market for potential sales opportunities for the Charter Oak and Bristol Pointe properties in the near term as the renovation programs discussed above at both properties approach completion. The sale of the remaining assets would be followed by a liquidation of the Partnership. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership is expected to be positioned for a possible liquidation within the next 2-to-3 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

      At September 30, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of $995,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership's net income decreased by $821,000 for the year ended September 30, 1997 as compared to the prior year. This unfavorable change is the result of a $2,111,000 gain recognized by the Partnership from the sale of the Braesridge joint venture interest in fiscal 1996. The prior year gain from the sale of the Braesridge joint venture interest was partially offset by a decrease in the Partnership's operating loss of $1,073,000 and an increase in the Partnership's share of unconsolidated ventures' income of $217,000.

      The Partnership's operating loss decreased primarily due to a $1,000,000 impairment loss that was recognized in fiscal 1996 on the consolidated Bristol Pointe Apartments, as discussed further in the notes to the financial statements which accompany this Annual Report. In addition, operating loss decreased as a result of a decline in general and administrative expenses of $33,000, an increase in interest and other income of $45,000 and a reduction in the operating loss of the consolidated Bristol Pointe joint venture of $28,000. General and administrative expenses decreased mainly due to a reduction in certain required professional fees for fiscal 1997. Interest and other income increased due to an increase in the average outstanding amount of the Partnership's invested cash reserves and the receipt of a refund of prior year insurance premiums during fiscal 1997. The operating loss of the consolidated Bristol Pointe joint venture decreased primarily due to an increase in rental revenues. Rental revenues increased by approximately 6% due to an increase in effective rental rates. The increase in rental revenues at Bristol Pointe was partially offset by higher property operating expenses which were mainly related to the marketing efforts implemented during fiscal 1997, as discussed further above.

      The Partnership's share of unconsolidated venture's income for the year ended September 30, 1997 increased partly due to the inclusion of the net loss of $104,000 attributable to the Braesridge joint venture through the date of sale in the prior period results. In addition, the Partnership's share of net income from the Charter Oak Apartments increased by $113,000 primarily due to an increase in rental income and decreases in repairs and maintenance and salaries expenses. Rental income improved by approximately 2% as a result of the increase in effective rental rates referred to above.

1996 Compared to 1995
---------------------

      The  Partnership  reported  net  income  of  $895,000  for the year  ended
September 30, 1996, as compared to a net loss of $253,000 fiscal 1995. This favorable change in net operating results was a result of the fiscal 1996 gain on the sale of the Braesridge joint venture interest, which was partially offset by an increase in the Partnership's operating loss and a reduction in the Partnership's share of unconsolidated ventures' income. The Partnership accounted for its investment in the Braesridge joint venture using the equity method because the Partnership did not have voting control interest in the venture. Under the equity method, the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. Despite recovering less than 15% of its original cash investment in Braesridge, the Partnership recognized a gain of $2,111,000 in connection with the sale of its venture interest because the losses recorded in prior years under the equity method had exceeded the Partnership's initial investment amount.

      Operating loss increased by $883,000 in fiscal 1996 primarily due to a $1,000,000 impairment loss recognized in fiscal 1996 on the consolidated Bristol Pointe Apartments. The impairment loss was partially offset by increases in rental revenues from Bristol Pointe and a decrease in general and administrative expenses. Fiscal 1996 rental revenues at Bristol Pointe increased by $153,000, or 9%, over prior year amounts as a result of an increase in both average occupancy and rental rates. General and administrative expenses decreased by $40,000 mainly due to certain incremental costs incurred in fiscal 1995 in connection with an independent valuation of the Partnership's operating investment properties. An increase in property operating expenses also contributed to the increase in the Partnership's operating loss in fiscal 1996. Property operating expenses from the consolidated Bristol Pointe joint venture increased by $67,000 primarily due to increases in utilities and repairs and maintenance expenses. Utilities at the property increased largely due to the severe winter experienced in the Dallas area in 1996. The increase in repairs and maintenance costs was consistent with the age of the property and management's desire not to defer any needed maintenance items.

     The decrease of $80,000 in the Partnership's share of unconsolidated ventures' income in fiscal 1996 resulted primarily from the decline in income associated with the sale of the Braesridge joint venture interest during fiscal 1996. The fiscal 1995 amount included $66,000 of net income from the Braesridge joint venture which the Partnership sold on December 29, 1995. Accordingly, the Partnership's share of unconsolidated ventures' income in fiscal 1996 only included results from the Braesridge joint venture through the date of the sale, or approximately three months. Net operating income from the Partnership's remaining unconsolidated joint venture, Charter Oak Associates, declined in fiscal 1996 despite an improvement of 4% in the venture's rental revenue. The increase in revenues was offset by higher non-cash depreciation charges in fiscal 1996 resulting from capital improvements performed at the Charter Oak Apartments during fiscal 1995 and 1996.

1995 Compared to 1994
---------------------

      The Partnership reported a net loss of $253,000 for the year ended September 30, 1995, as compared to a net loss of $484,000 recognized in the prior year. The decrease in net loss resulted from a decrease in the Partnership's operating loss of $91,000 and an increase in the Partnership's share of unconsolidated ventures' income of $140,000. The decrease in the Partnership's operating loss, which includes the results of the consolidated Bristol Pointe joint venture, was primarily the result of an increase in rental revenues from the Bristol Pointe Apartments. Rental revenues increased by $187,000 for fiscal 1995, when compared to fiscal 1994, due to the impact of certain capital improvements on occupancy and rental rates. The increase in revenues at Bristol Pointe was partially offset by increases in the consolidated venture's interest expense, depreciation expense and real estate taxes. Interest expense on the venture's debt increased by $42,000 as a result of the higher principal balance and interest rate on the new mortgage loan subsequent to the fiscal 1994 refinancing transaction. Depreciation expense increased by $25,000 due to the additional depreciation on the capital improvements at the Bristol Pointe Apartments. In addition, real estate tax expense on the Bristol Pointe property increased by $14,000 in fiscal 1995.

      The improvement in the Partnership's share of unconsolidated ventures' income during fiscal 1995 was primarily due to an increase in rental revenues at both the Charter Oak and Braesridge joint ventures. Rental rates increased at Charter Oak in conjunction with a capital improvement program and Braesridge experienced increases in both average occupancy and rental rates during fiscal 1995. Average occupancy at the Braesridge Apartments was 96% for fiscal 1995, as compared to 93% for fiscal 1994. The resulting increase in combined rental revenues, of $243,000, was partially offset by increases in repairs and maintenance expense at the Braesridge joint venture along with an increase in depreciation and amortization expense at the Charter Oak joint venture as a result of additional depreciation on the capital improvements.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past 12 months. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its fifteenth full year of operations in fiscal 1997 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Principal Executive Officers of the Partnership

      The Managing General Partner of the Partnership is Fourth Income Properties Fund, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates, a Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin          President and Director              38        8/22/96
Terrence E. Fancher     Director                            44        10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       50        10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               55        6/13/80 *
Timothy J. Medlock      Vice President and Treasurer        36        6/1/88
Thomas W. Boland        Vice President and Controller       35        12/1/91

*  The date of incorporation of the Managing General Partner

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

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

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

      Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

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

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of her or his ability or integrity as a director or officer.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the Managing General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described in Item 13.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Fourth Income Properties Fund, Inc. is owned by PaineWebber. Properties Associates, the Associate General Partner, is a
Massachusetts general partnership, certain general partners of which are officers of the Adviser and the Managing General Partners. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

      (b) Neither directors nor officers of the Managing General Partner nor the general partners of the Associate General Partner, individually, own any Units of Limited Partnership Interest of the Partnership. No director or officer of the General Partner, nor any general partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partner of the Partnership is Fourth Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), and Properties Associates (the "Associate General Partner"), a Massachusetts general partnership, certain general partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

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

      All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partner. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

      Pursuant to the terms of the Partnership Agreement, taxable income or tax loss from operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partner in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partner will be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partner and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a non-cumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The
Adviser did not earn any management fees during the year ended September 30, 1997 due to the lack of distributable cash flow.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1997 is $85,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended September 30, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

        (1) and (2)     Financial Statements and Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

        (3)  Exhibits:

                  The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this report.

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1997.

   (c)  Exhibits

             See (a) (3) above.

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

                     PAINE WEBBER INCOME PROPERTIES FOUR
                             LIMITED PARTNERSHIP



                                      By:  Fourth Income Properties Fund, Inc.
                                           Managing General Partner



                                  By:  /s/ Bruce J. Rubin
                                       ------------------
                                       Bruce J. Rubin
                                       President and Chief Executive Officer



                                  By: /s/ Walter V. Arnold
                                      ------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                      ------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1998
   -----------------------                            ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date: January 13, 1998
   -----------------------                            ----------------
   Terrence E. Fancher
   Director


                          ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES FOUR LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS

                                                      Page   Number  in  the Report
Exhibit No. Description of Document                   or Other Reference
----------  -----------------------                   ----------------------------


(3) and (4) Prospectus of the Registrant              Filed with  the Commission
            dated December 22, 1981, supplemented,    pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed  with  the Commission
            exhibits to registration statements and   pursuant  to  Section 13 or 15(d)
            amendments thereto of the registrant      of    the Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No  Annual Report for the year
                                                      ended September 30, 1997 has
                                                      been sent to the Limited Partners.
                                                      An Annual Report will be sent to
                                                      the Limited Partners subsequent to
                                                      this filing.


(21)        List of Subsidiaries                      Included in Item  1 of Part I of this
                                                      Report Page I-1,  to which reference
                                                      is hereby made.


(27)        Financial Data Schedule                   Filed  as  last  page of EDGAR
                                                      submission following the Financial
                                                      Statements and Financial
                                                      Statement Schedule required by
                                                      Item 14.




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

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Four Limited Partnership:

    Report of independent auditors                                      F-3

    Consolidated balance sheets at September 30, 1997 and 1996          F-4

    Consolidated  statements of operations  for the years ended
      September 30, 1997, 1996 and 1995                                 F-5

    Consolidated  statements of changes in partners' capital
      (deficit) for the years ended September 30, 1997, 1996
       and 1995                                                         F-6

    Consolidated  statements  of cash flows for the years ended
       September 30, 1997, 1996 and 1995                                F-7

    Notes to consolidated financial statements                          F-8

    Schedule III - Real Estate and Accumulated Depreciation             F-16

Charter Oak Associates:

    Report of independent auditors                                      F-17

    Balance sheets as of September 30, 1997 and 1996                    F-18

    Statements of income for the years ended September 30, 1997,
      1996 and 1995                                                     F-19

    Statements of changes in venturers'  deficit for the years
      ended September 30, 1997, 1996 and 1995                           F-20

    Statements of cash flows for the years ended  September 30,
      1997, 1996 and 1995                                               F-21

    Notes to financial statements                                       F-22

    Schedule III - Real Estate and Accumulated Depreciation             F-25

                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Reference
                                                                     ---------

Braesridge 305 Associates:

    Report of independent auditors                                      F-26

    Balance sheets as of December 29, 1995 and September 30, 1995       F-27

    Statements  of  operations  for the  period  October  1, 1995 to  December 29, 1995 and the years ended September 30,
      1995 and 1994                                                     F-28

    Statements of changes in venturers' capital (deficit) for the period October 1, 1995 to December 29, 1995 and the years ended
      September 30, 1995 and 1994                                       F-29

    Statements  of cash  flows for the  period  October  1,
      1995 to  December 29, 1995 and the years ended September 30,
      1995 and 1994                                                     F-30

    Notes to financial statements                                       F-31

    Schedule III - Real Estate and Accumulated Depreciation             F-35


      Other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Four Limited Partnership:

    We have audited the accompanying consolidated balance sheets of Paine Webber Income Properties Four Limited Partnership as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in partners'
capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Four Limited Partnership at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ Ernst & Young LLP
                                              ---------------------
                                              ERNST & YOUNG LLP







Boston, Massachusetts
December 18, 1997

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1997 and 1996
                   (In thousands, except per Unit amounts)

                                    ASSETS

                                                            1997        1996
                                                            ----        ----
Operating investment property:
   Land                                                 $   1,300    $  1,300
   Buildings, improvements and equipment                   12,350      11,842
                                                        ---------    --------
                                                           13,650      13,142
   Accumulated depreciation                                (5,352)     (4,877)
                                                        ---------   ---------
                                                            8,298       8,265

Cash and cash equivalents                                     995         654
Tax escrow deposit                                            121         121
Repair escrow                                                  69          53
Prepaid and other assets                                       59          59
Deferred financing costs, net of accumulated
   amortization of $27 ($20 in 1996)                          161         168
                                                        ---------    --------
                                                        $   9,703    $  9,320
                                                        =========    ========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                  $     340    $    105
Accrued real estate taxes                                     116         115
Mortgage interest payable                                      36          37
Tenant security deposits                                       81          65
Losses from unconsolidated joint venture
  in excess of investments and advances                       159          32
Long-term debt                                              4,783       4,852
                                                        ---------    --------
      Total liabilities                                     5,515       5,206

Partners' capital:
  General Partners:
   Capital contributions                                        1           l
   Cumulative net loss                                        (90)        (91)
   Cumulative cash distributions                              (51)        (51)

  Limited Partners ($1,000 per unit; 25,698 Units issued):
   Capital contributions, net of offering costs            23,194      23,194
   Cumulative net loss                                     (8,860)     (8,933)
   Cumulative cash distributions                          (10,006)    (10,006)
                                                        ---------    --------
      Total partners' capital                               4,188       4,114
                                                        ---------    --------
                                                        $   9,703    $  9,320
                                                        =========    ========






                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1997, 1996 and 1995
                     (In thousands, except per Unit amounts)


                                                1997        1996        1995
                                                ----        ----        ----

Revenues:
   Rental revenue                           $   1,868    $  1,766     $ 1,613
   Interest and other income                       95          50          43
                                            ---------    --------     -------
                                                1,963       1,816       1,656

Expenses:
   Loss on impairment of long-lived asset           -       1,000           -
   Property operating expenses                    964         887         820
   Mortgage interest                              445         451         458
   Depreciation expense                           475         441         420
   Real estate taxes                              138         136         134
   General and administrative                     178         211         251
                                            ---------    --------     -------
                                                2,200       3,126       2,083
                                            ---------    --------     -------

Operating loss                                   (237)     (1,310)       (427)

Partnership's share of unconsolidated
  ventures' income                                311          94         174

Gain on sale of joint venture interest              -       2,111           -
                                            ---------    --------     -------

Net income (loss)                           $      74    $    895     $  (253)
                                            =========    ========     =======

Net income (loss) per Limited
  Partnership Unit                          $    2.83    $  34.48     $ (9.75)
                                            =========    ========     =======

Cash distributions per Limited
  Partnership Unit                          $       -    $  20.00     $     -
                                            =========    ========     =======


   The above net income (loss) and cash distributions per Limited Partnership Unit is based upon the 25,698 Limited Partnership Units outstanding during each year.













                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)


                                       General       Limited
                                       Partners      Partners       Total
                                       --------      --------       -----


Balance at September 30, 1994        $  (147)       $ 4,133        $ 3,986

Net loss                                  (3)          (250)          (253)
                                     -------        -------        -------

Balance at September 30, 1995           (150)         3,883          3,733

Net income                                 9            886            895

Cash distributions                         -           (514)          (514)
                                     -------        -------        -------

Balance at September 30, 1996           (141)         4,255          4,114

Net income                                 1             73             74
                                     -------        -------        -------

Balance at September 30, 1997        $  (140)       $ 4,328        $ 4,188
                                     =======        =======        =======

























                           See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                           $    74   $     895    $   (253)
  Adjustments to reconcile net incom
   (loss) to net cash provided by
   operating activities:
   Loss on impairment of long-lived assets          -       1,000           -
   Gain on sale of joint venture interest           -      (2,111)          -
   Depreciation expense                           475         441         420
   Amortization of deferred financing costs         7           7           9
   Partnership's share of unconsolidated
    ventures' income                             (311)        (94)       (174)
   Changes in assets and liabilities:
     Tax escrow deposit                             -         (11)         46
     Prepaid and other assets                       -          (2)        (18)
     Accounts payable and other liabilities       235         (39)         (3)
     Accrued real estate taxes                      1          14           8
     Mortgage interest payable                     (1)          -          (1)
     Tenant security deposits                      16           7           2
                                              -------   ---------    --------
        Total adjustments                         422        (788)        289
                                              -------   ---------    --------
        Net cash provided by
         operating activities                     496         107          36
                                              -------   ---------    --------

Cash flows from investing activities:
  Proceeds from the sale of joint
    venture interest                                -       1,000           -
  Distributions from unconsolidated
    joint venture                                 438         263         409
  Additional investments in unconsolidated
    joint ventures                                  -          -          (41)
  Additions to operating investment property     (508)       (274)       (976)
  (Deposits to) decrease in  repair escrow        (16)          6         735
                                              -------   ---------    --------
        Net cash (used in) provided by
         investing activities                     (86)        995         127
                                              -------   ---------    --------

Cash flows from financing activities:
  Distributions to Limited Partners                 -        (514)          -
  Principal repayments on long-term debt          (69)        (63)        (58)
                                              -------   ---------    --------
        Net cash used in financing
         activities                               (69)       (577)        (58)
                                              -------   ---------    --------

Net increase  in cash and cash equivalents        341         525         105

Cash and cash equivalents,
   beginning of year                              654         129          24
                                              -------   ---------    --------

Cash and cash equivalents, end of year        $   995   $     654    $    129
                                              =======   =========    ========

Cash paid during the year for interest        $   439   $     444    $    450
                                              =======   =========    ========




                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements

1.  Organization and Nature of Operations
    -------------------------------------

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

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      As discussed further in Note 4, effective December 31, 1990 the co-venture partner of Arlington Towne Oaks Associates assigned its general partnership interest to Fourth Income Properties Fund, Inc., the Managing General Partner of the Partnership (see Note 3). The assignment gave the Partnership control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position, results of operations and cash flows of this joint venture on a consolidated basis. All transactions between the Partnership and the joint venture have been eliminated in consolidation.

      Effective for fiscal 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to account for its operating investment properties. In accordance with SFAS 121, an impairment loss with respect to an operating investment property is recognized when the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value, where fair value is defined as the amount at which the asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale. In conjunction with the adoption of SFAS 121, an impairment loss on the operating investment property owned by the consolidated joint venture was recognized in fiscal 1996. Such loss is described in more detail in Note 4.

      Depreciation on the operating investment property is computed using the straight-line method over an estimated useful life of forty years for the buildings and improvements and five years for the equipment. Acquisition fees paid to an affiliate in connection with the investment in the Arlington Towne Oaks joint venture have been capitalized and are included in the cost of the operating investment property.

      Deferred financing costs represent loan financing fees and other long-term debt acquisition costs which have been capitalized and are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the consolidated joint venture's mortgage loan. Amortization of deferred financing costs is included in mortgage interest expense and related financing costs on the accompanying statements of operations.

      The consolidated joint venture leases apartment units under leases with terms usually of one year or less. Rental income is recorded on the accrual basis as earned. Security deposits typically are required of all tenants.

      For purposes of reporting cash flows, the Partnerships considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The cash and cash equivalents and escrow deposits appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. The long-term debt is also a financial instrument for purposes of SFAS 107. The fair value of the long-term debt is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement (see Note 6).

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

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is paid a basic management fee (4% of adjusted cash flow, as defined) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser did not earn any basic management fees during the three-year period ended September 30, 1997 due to the lack of distributable cash flow. No incentive management fees have been paid to date.

      In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to 3/4% based on the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners. No such fees have been earned to date.

      Included in general and administrative expenses for the years ended September 30, 1997, 1996 and 1995 is $85,000, $82,000 and $86,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $2,000, $2,000 and $1,000, respectively, (included in general and administrative expenses) for the years ended September 30, 1997, 1996 and 1995 for managing the Partnership's cash assets.

4.  Operating Investment Property
    ----------------------------

      Operating investment property at September 30, 1997 and 1996 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest, as described below. On August 31, 1982 the Partnership acquired an interest in Arlington Towne Oaks Associates, a Texas general partnership organized to purchase and operate the Bristol Pointe (formerly Towne Oaks) Apartments, a 320-unit apartment complex in Arlington, Texas. The aggregate cash investment by the Partnership for its interest was approximately $5,258,000 (including an acquisition fee of $550,000 paid to the Adviser). The Partnership's original co-venture partner was an affiliate of the Trammell Crow organization. Effective December 31, 1990, the co-venture partner of Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release of any further obligations. As a result of the assignment, the Partnership assumed control over the affairs of the joint venture.

      As discussed in Note 2, the Partnership elected early adoption of SFAS 121 effective for fiscal 1996. The effect of such application was the recognition of an impairment loss on the operating investment property owned by Arlington Towne Oaks Associates. The impairment loss resulted because, in management's judgment, the venture is unlikely to be able to recover the carrying value of the asset within the Partnership's practicable remaining holding period. The Partnership expects to have possible opportunities to sell its remaining investments over the next 2-to-3 years. Arlington Towne Oaks Associates recognized an impairment loss of $1,000,000 to write down the operating investment property to its estimated fair value of approximately $8.3 million as of September 30, 1996. Fair value was estimated using an independent appraisal of the operating property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

      Tax profits, as defined, will be allocated to the Partnership and the co-venturer in amounts equal to cash distributions, with the balance of the taxable income allocated 70% to the Partnership and 30% to the co-venturer. Tax losses, as defined, are allocated 80% to the Partnership and 20% to the co-venturer. Profits resulting from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) to the Partnership and the co-venturer on a proportionate basis to restore any negative capital accounts to zero, 2) any remaining gain equal to the excess of the capital proceeds, as defined, over the aggregate capital balances of all partners, to the Partnership and the co-venturer on a proportionate basis, and 3) to the Partnership and the co-venturer in a manner similar to cash distributions described in the preceding paragraph. Losses from the sale or refinancing of the Operating Investment Property will be allocated as follows: 1) losses equal to the excess of the aggregate positive capital accounts of all partners who have positive capital balances over the capital proceeds, as defined, to the Partnership and the co-venturer on a proportionate basis and 2) remaining losses 70% to the Partnership and 30% to the co-venturer. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". This requirement resulted in the joint venture's net loss for the years ended September 30, 1997, 1996 and 1995 being allocated in a manner different from that provided in the joint venture agreement, as set forth above. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with the venture, the Partnership and the co-venturer shall loan the required funds to the venture in the proportions of 70% and 30%, respectively. In the event a partner defaults in its obligations to make a loan, the other partner may make all or any part of the loan required by the defaulting partner. Cumulative loans advanced to the joint venture by the Partnership totalled $1,551,000 as of September 30, 1997. Such loans bear interest at the lesser of 12% per annum or the prime rate and are repayable only from the venture's net cash flow or sale or refinancing proceeds. Such loans and the related accrued interest have been eliminated in consolidation.

      The following is a summary of property operating expenses for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                                1997         1996        1995
                                                ----         ----        ----
      Property operating expenses:
        Salaries                             $   296       $  262       $ 263
        Repairs and maintenance                  261          255         241
        Utilities                                153          136         105
        Insurance                                 25           23          10
        Management fees                           87           83          78
        Administrative and other                 142          128         123
                                             -------       ------       -----
                                             $   964       $  887       $ 820
                                             =======       ======       =====

5.   Investments in Unconsolidated Joint Ventures
     --------------------------------------------

     At September 30, 1997 and 1996, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owned an operating investment property. At October 1, 1995, the Partnership's unconsolidated joint venture investments included Braesridge 305 Associates which also owned an operating investment property. On December 29, 1995, the Partnership assigned its investment interest in Braesridge 305 Associates to an affiliate of its co-venture partners for net cash proceeds of $1,000,000 (see below for a further discussion). The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions. Condensed combined financial statements of the unconsolidated joint ventures follow. The condensed combined summary of operations for fiscal 1996 includes the results of the Braesridge joint venture through the date of the sale of the Partnership's interest.

                           Condensed Balance Sheets
                         September 30, 1997 and 1996
                                (in thousands)

                                    Assets
                                                             1997       1996
                                                             ----       ----

     Current assets                                      $    676    $    721
     Operating investment property, net                     8,770       8,908
     Other assets, net                                        203         210
                                                         --------    --------
                                                         $  9,649    $  9,839
                                                         ========    ========

                      Liabilities and Venturers' Deficit

     Current liabilities (including current portion of
       mortgage notes payable)                           $    596    $    718
     Long-term mortgage debt, less current portion          9,883       9,971

     Partnership's share of combined deficit                 (376)       (376)
     Co-venturers' share of combined deficit                 (454)       (474)
                                                         --------    --------
                                                         $  9,649    $  9,839
                                                         ========    ========


                  Reconciliation of Partnership's Investment
                         September 30, 1997 and 1996

                                                            1997         1996
                                                            ----         ----

     Partnership's share of combined deficit, as
       shown above                                       $   (376)   $   (376)
     Partnership's share of current liabilities
       and long-term debt                                     188         313
     Excess basis due to investment in joint
       ventures, net (1)                                       29          31
                                                         --------    --------
     Losses from unconsolidated joint
       venture in excess of investment and advances      $   (159)   $    (32)
                                                         ========    ========

(1) At September 30, 1997 and 1996, the Partnership's investment exceeds its share of the joint venture's capital and liabilities by approximately $29,000 and $31,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investment, is being amortized on a straight-line basis over the estimated useful life of the property.


                    Condensed Combined Summary of Operations
              For the years ended September 30, 1997, 1996 and 1995
                                 (in thousands)

                                                1997        1996        1995
                                                ----        ----        ----

   Rental income                             $  2,546    $  3,200     $ 5,168
   Interest and other income                       92         101         129
                                             --------    --------     -------
                                                2,638       3,301       5,297

   Interest expense and related
     financing fees                               742         977       1,779
   Property operating expenses                  1,017       1,686       2,663
   Depreciation expense                           510         512         640
                                             --------    --------     -------
                                                2,269       3,175       5,082
                                             --------    --------     -------
   Net income                                $    369    $    126     $   215
                                             ========    ========     =======

   Net income:
     Partnership's share of combined
       operations                            $    313    $    98      $   179
     Co-venturers' share of combined
       operations                                  56         28           36
                                             --------    -------      -------
                                             $    369    $   126      $   215
                                             ========    =======      =======

             Reconciliation of Partnership's Share of Operations

                                                 1997       1996        1995
                                                 ----       ----        ----

Partnership's share of combined
  operations, as shown above                 $    313    $   98       $  179
Amortization of excess basis                       (2)       (4)          (5)
                                             --------    -------      ------
Partnership's share of unconsolidated
  ventures' income                           $    311    $   94       $  174
                                             =======     ======       ======


      The remaining unconsolidated joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

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

      The aggregate cash investment by the Partnership for its interest was approximately $5,289,000 (including an acquisition fee of $530,000 paid to the Adviser). The apartment complex was acquired subject to an institutional nonrecourse first mortgage with a balance of $5,036,000 at the time of closing. At September 30, 1985, Charter Oak Associates refinanced the first mortgage loan on the Charter Oak apartment complex. A non-recourse first mortgage in the amount of $8,600,000 was obtained at that time. The mortgage loan had a term of seven years and bore interest at the rate of 11.3% per year. The proceeds from the refinancing were used to repay the remaining balance on the existing first mortgage loan of $4,670,000, to pay expenses of closing the new loan and for distributions to the joint venture partners. Refinancing proceeds of $3,000,000 and $600,000 were distributed to the Partnership and the co-venturer, respectively, on September 30, 1985. During fiscal 1993, the property's existing debt was refinanced again through the receipt of a loan issued in conjunction with an insured loan program of the U.S. Department of Housing and Urban Development (HUD). The new loan, which had an initial principal balance of $10,262,000, is a nonrecourse obligation secured by the operating investment property and an assignment of rents and leases. The loan, which is fully assumable, has a 35-year maturity and bears interest at a fixed rate of 7.35% . As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund certain of the aforementioned reserve requirements.

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

      Taxable income or tax loss of the joint venture through the date of the sale of the Partnership's interest was allocated in the same proportion as cash is distributed and if no cash was distributed, 100% to the Partnership. Allocations of the venture's operations among the Partnership and co-venturers for financial accounting purposes were made in conformity with the allocations of taxable income or tax loss.

      The joint venture had entered into a property management contract with an affiliate of the co-venturers for fees equal to 4% of the gross receipts from operations of the apartment complex.

6.  Long-term Debt
    --------------

      Long-term debt at September 30, 1997 and 1996 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                          1997         1996
                                                          ----         ----
      9.08%  mortgage note due March
      1,  2019,  payable  in monthly
      installments      of      $42,
      including            interest,
      collateralized      by     the
      operating           investment
      property.  The  fair  value of
      this       note        payable
      approximated    its   carrying
      value  as  of  September   30,
      1997 and 1996.                                     $4,783      $4,852
                                                         ======      ======

      Scheduled maturities of long-term debt are summarized as follows (in thousands):

            1998                  $      75
            1999                        83
            2000                        90
            2001                        99
            2002                       109
            Thereafter               4,327
                                 ---------
                                 $   4,783
                                 =========



Schedule III- Real Estate and Accumulated Depreciation
                                Paine Webber Income Properties Four Limited Partnership

                                  Schedule of Real Estate and Accumulated Depreciation
                                                   September 30, 1997
                                                     (In thousands)

                              Initial Cost to                 Gross Amount at Which Carried at                         Life on Which
                                Partnership   Costs             Close of period                                        Depreciation
                                Buildings     Capitalized        Buildings,                                            in Latest
                                Improvements  (Removed)          Improvements                                          Income
                                & Personal    Subsequent to      & Personal         Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Property      Acquisition  Land  Property    Total  Depreciation Construction Acquired is Computed
----------- ------------  ----  --------      -----------  ----  --------    -----  ------------ ------------ -------- -----------

Apartment
 Complex
Arlington, TX $4,783      $1,400  $9,763       $2,487      $1,300   $12,350   $13,650     $5,352      1975     8/31/82  5-40 yrs


Notes:

(A) The  aggregate  cost of real estate owned at  September  30, 1997 for Federal  income tax purposes is  approximately $13,899.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:

                                                   1997           1996            1995
                                                   ----           ----            ----

Balance at beginning of period                    $13,142        $13,868        $13,229
Increase due to capitalized improvements              508            274            639
Loss on impairment of long-lived asset (1               -         (1,000)             -
                                                  -------        -------        -------
Balance at end of period                          $13,650        $13,142        $13,868
                                                  =======        =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                    $ 4,877        $ 4,436        $ 4,016
Depreciation expense                                  475            441            420
                                                  -------        -------        -------
Balance at end of period                          $ 5,352        $ 4,877        $ 4,436
                                                  =======        =======        =======

      (1) See Note 4 of Notes to Financial  Statements  for a discussion  of the impairment write-down recorded in fiscal 1996.


                         REPORT OF INDEPENDENT AUDITORS



The Partners
Charter Oak Associates

      We have audited the accompanying balance sheets of Charter Oak Associates (Partnership) as of September 30, 1997 and 1996, and the related statements of income, changes in venturers' capital (deficit), and cash flows for the each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Oak Associates at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ Ernst & Young LLP
                                                ---------------------
                                                ERNST & YOUNG LLP



Boston, Massachusetts
November 20, 1997

                             CHARTER OAK ASSOCIATES

                                 Balance Sheets
                           September 30, 1997 and 1996
                                 (In thousands)

                                                1997             1996
                                               -----             ----
                                     Assets
Current assets:
  Cash                                        $    272           $   175
  Tenant security deposits, funded                  82                61
  Restricted escrow deposits                       299               461
  Prepaid expenses                                  23                24
                                             ---------          --------
   Total current assets                            676               721

Operating investment property:
 Land                                            1,420             1,420
 Buildings, improvements and equipment          11,997           11,625
                                              --------         --------
                                                13,417            13,045
 Less accumulated depreciation                  (4,647)           (4,137)
                                             ---------         ---------
                                                 8,770             8,908

Deferred expenses (net of accumulated
 amortization of $28 in 1997 and $21
 in 1996)                                          203               210
                                              --------         ---------
                                              $  9,649         $   9,839
                                              ========         =========


                       Liabilities and Venturers' Deficit

Current liabilities:
  Current portion of long-term debt           $     87        $       81
  Accounts payable and accrued expenses              6                27
  Real estate taxes payable                        125               118
  Accrued interest                                  61                61
  Tenant security deposits                          82                61
  Payable to property manager                        -                 3
  Distributions payable to co-venturer              35                42
  Distributions payable to PWIP4                   200               325
                                              --------         ---------
   Total current liabilities                       596               718

Long-term debt                                   9,883             9,971

Venturers' deficit                                (830)             (850)
                                              --------         ---------
                                              $  9,649         $   9,839
                                              ========         =========










                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                              Statements of Income
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----
Revenue:
   Rental income                               $2,546      $2,499      $2,401
   Interest income                                 21          19          31
   Other                                           71          58          61
                                               ------      ------      ------
                                                2,638       2,576       2,493

Expenses:
   Depreciation                                   510         431         315
   Interest expense                               742         751         756
   Repairs and maintenance                        204         267         279
   Salaries and related costs                     218         276         283
   Real estate taxes                              162         157         144
   Management fees                                126         128         123
   Utilities                                      130         126         123
   General and administrative                      92          90          80
   Mortgage insurance                              46          50          59
   General insurance                               32          33          24
   Professional fees                                7          22          17
   Bad debts                                        -           3           6
                                               ------      ------      ------
                                                2,269       2,334       2,209
                                               ------      ------      ------
Net income                                     $  369      $  242      $  284
                                               ======      ======      ======

























                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                   Statements of Changes in Venturers' Deficit
             For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                PaineWebber
                                Income          Paragon/
                                Properties      Charter Oak
                                Four Limited    Associates,
                                Partnership     Ltd.            Total
                                -----------     ----            -----


Balance at September 30, 1994   $    (147)     $  (478)       $  (625)

   Distributions                     (348)         (41)          (389)

   Net income                         242           42            284
                                ---------      -------        -------

Balance at September 30, 1995   $   (253)      $  (477)       $  (730)

   Distributions                    (325)          (37)          (362)

   Net income                        202            40            242
                                ---------      -------        -------
Balance at September 30, 1996   $  (376)       $  (474)       $  (850)

   Distributions                   (313)           (36)          (349)

   Net income                       313             56            369
                                ---------      -------        -------

Balance at September 30, 1997   $  (376)       $  (454)       $  (830)
                                =======        =======        =======





















                             See accompanying notes.

                             CHARTER OAK ASSOCIATES

                            Statements of Cash Flows
              For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                  1997       1996       1995
                                                  ----       ----       ----
Cash flows from operating activities:
  Net income                                 $    369     $   242    $    284
  Adjustments to reconcile net income to
    net cash flows provided by operating
    activities:
   Depreciation                                   510         431         315
   Amortization of deferred loan costs              7           9           6
   Changes in operating assets and liabilities:
     Tenant security deposits, funded             (21)         (8)        (13)
     Restricted escrow deposits                   162         204         724
     Prepaid expenses                               1           2          (6)
     Accounts payable and accrued expenses        (21)        (22)        (10)
     Real estate taxes payable                      7           9          (1)
     Accrued interest                               -          (1)          -
     Tenant security deposits                      21          19           3
     Payable to property manager                   (3)         (8)         (1)
                                             --------     -------    --------
      Total adjustments                           663         635       1,017
                                             --------     -------    --------
      Net cash flows provided by
        operating activities                    1,032         877       1,301

Cash flows from investing activities:
  Additions to operating investment property     (372)       (548)       (781)

Cash flows from financing activities:
  Cash distributions to venturers                (481)       (300)       (420)
  Payment of principal on long-term debt          (82)        (75)        (70)
  Payment of operating note                         -           -         (25)
                                             --------     -------    --------
      Net cash flows used in financing
        activities                               (563)       (375)       (515)
                                             --------     -------    --------

Net increase (decrease) in cash                    97         (46)          5

Cash at beginning of year                         175         221         216
                                             --------     -------    --------

Cash at end of year                          $    272     $   175    $    221
                                             ========     =======    ========

Cash paid during the year for interest       $    735     $   742    $    749
                                             ========     =======    ========












                             See accompanying notes.

                             CHARTER OAK ASSOCIATES
                          Notes to Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

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

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

Operating Investment Property
-----------------------------

      The  operating  investment  property  is  recorded  at  cost,  reduced  by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management generally assesses indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

Deferred Expenses
-----------------

      Deferred expenses consist of financing costs, which are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the long-term debt. The amortization of deferred financing costs is included in interest expense on the accompanying income statements.

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

3.  Partnership Agreement
    ---------------------

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

4.  Related-Party Transactions
    --------------------------

      The Partnership has a property management contract with an affiliate (property manager) of the Limited Partnership. The management fee to the property manager is 5 percent of gross revenues.

      The payable to the property manager of $3,412 at September 30, 1996 represented the balances in an intercompany account maintained between the property manager and the Partnership. This liability was paid in full during fiscal year 1997.

5.  Long-Term Debt
    --------------

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

      Scheduled maturities of the long-term debt are as follows (in thousands):

      1998          $      87
      1999                 94
      2000                101
      2001                109
      2002                118
      Thereafter        9,461
                    ---------
                    $   9,970
                    =========
     The carrying amount and fair value of the Partnership's long-term debt at September 30, 1997 were $9,970,000 and $9,031,000, respectively.



Schedule III - Real Estate and Accumulated Depreciation

                                                 CHARTER OAK ASSOCIATES

                                  Schedule of Real Estate and Accumulated Depreciation
                                                   September 30, 1997
                                                     (In thousands)


                              Initial Cost to         Gross Amount at Which Carried at                                Life  on Which
                           Partnership        Costs          Close of period                                          Depreciation
                                 Buildings    Capitalized        Buildings,                                           in Latest
                                 Improvements (Removed)          Improvements                                         Income
                                  & Personal  Subsequent to      & Personal       Accumulated  Date of       Date     Statement
Description  Encumbrances  Land   Property    Acquisition   Land Property  Total  Depreciation Construction  Acquired is Computed
-----------  ------------  ----   --------    -----------   ---- --------  -----  ------------ ------------  -------- -----------

Apartment
 Complex
Creve Coeur,
 MO             $ 9,970    $1,420   $ 9,106     $2,891      $1,420  $11,997  $13,417     $4,647    1971       6/8/82      5-40 yrs.


Notes:

(A) The  aggregate  cost of real estate owned at  September  30, 1997 for Federal  income tax purposes is  approximately $13,378.
(B) See Note 5 of Notes to  Financial  Statements.
(C)  Reconciliation  of real estate owned:
                                            1997           1996            1995
                                            ----           ----            ----

Balance at beginning of period             $13,045        $12,497        $11,716
Increase due to capitalized improvements       372            548            781
                                           -------        -------        -------
Balance at end of period                   $13,417        $13,045        $12,497
                                           =======        =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period             $ 4,137        $ 3,706        $ 3,391
Depreciation expense                           510            431            315
                                           -------        -------        -------
Balance at end of period                   $ 4,647        $ 4,137        $ 3,706
                                           =======        =======        =======

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




                                                 /s/ Ernst & Young LLP
                                                 ---------------------
                                                 ERNST & YOUNG LLP





Boston, Massachusetts
November 1, 1995

                            BRAESRIDGE 305 ASSOCIATES

                                 BALANCE SHEETS
                    December 29, 1995 and September 30, 1995
                                 (In thousands)

                                     ASSETS

                                         December 29, 1995    September 30, 1995
                                         -----------------    ------------------
                                              (Unaudited)

Cash and cash equivalents                    $      -           $     40
Real estate tax and insurance
  escrow deposits                                 246                164
Property maintenance escrow                        36                 19
Prepaid insurance                                  20                 33
Other receivables                                  10                  -
                                             --------           --------
   Total current assets                           312                256

Operating investment property, at cost:
   Land                                         1,699              1,699
   Buildings, improvements and equipment       11,647             11,629
                                             --------           --------
                                               13,346             13,328
   Less accumulated depreciation               (3,984)            (3,902)
                                             --------           --------
Net operating investment property               9,362              9,426

Deferred expenses, net of accumulated
  amortization of $16 ($13 in 1995)                69                 72
                                             --------           --------

Total assets                                 $  9,743           $  9,754
                                             ========           ========


                        LIABILITIES AND PARTNERS' DEFICIT


Cash overdraft                               $    165          $       -
Accounts payable                                   50                 31
Accrued real estate taxes payable                 246                185
Accrued interest                                  357                432
Other accrued expenses                              -                 34
Tenant security deposits                           75                 77
Operating loans from partners                     516                516
Long-term debt                                  9,897              9,926
                                             --------           --------
   Total liabilities                           11,306             11,201

Partners' deficit                              (1,563)            (1,447)
                                             --------           --------

Total liabilities and partners' deficit      $  9,743           $  9,754
                                             ========           ========






                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                            STATEMENTS OF OPERATIONS

        For the period October 1, 1995 to December 29, 1995 and the years ended September 30, 1995 and 1994

                                 (In thousands)


                               December 29,    September 30,      September 30,
                                  1995            1995                 1994
                               ------------    -------------      -------------
                               (Unaudited)
Revenues:
   Rental revenue              $    702         $ 2,767            $ 2,637
   Interest income                    1               1                  2
   Other income                      23              36                 51
                               --------         -------            -------
   Total revenues                   726           2,804              2,690

Expenses:
   Interest                         226             972                932
   Depreciation                      82             324                307
   Salaries and related costs        77             436                471
   Repairs and maintenance          246             349                285
   Real estate taxes                 62             241                231
   Utilities                         57             236                273
   General and administrative        27              95                145
   Management fees                   29             113                106
   Insurance                         13              49                 48
   Professional fees                 23              18                 23
   Other                              -              39                 35
                               --------         -------            -------

Total expenses                      842           2,872              2,856
                               --------         -------            -------

Net loss                       $  (116)         $   (68)           $  (166)
                               =======          =======            =======





















                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


        For the period October 1, 1995 to December 29, 1995 and the years ended September 30, 1995 and 1994

                                 (In thousands)


                                               Co-Venture     Braesridge
                                   PWIP 4      Partners       1995 Equity       Total
                                   ------      ----------     -----------       -----


Balance at September 30, 1993     $  (1,108)   $    (105)      $       -      $     (1,213)

Net loss                               (152)         (14)              -              (166)
                                  ---------    ---------        --------      ------------

Balance at September 30, 1994        (1,260)        (119)              -            (1,379)

Net loss                                (62)          (6)              -               (68)
                                  ---------    ---------        --------      ------------


Balance at September 30, 1995        (1,322)        (125)              -            (1,447)

Net loss (Unaudited)                   (104)         (12)              -              (116)

Assignment of partnership
  interest (Unaudited)                1,426            -          (1,426)                -
                                  ---------    ---------        --------      ------------


Balance at December 29, 1995
  (Unaudited)                     $       -    $   (137)        $ (1,426)     $     (1,563)
                                  =========    =========        ========      ============



























                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES

                            STATEMENTS OF CASH FLOWS
        For the period October 1, 1995 to December 29, 1995 and the years ended September 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                 (In thousands)

                                                  December 29,       September 30,   September 30,
                                                      1995               1995             1994
                                                  -----------        -------------   -------------
                                                  (Unaudited)

Cash flows from operating activities:
  Net loss                                             $ (116)         $  (68)        $ (166)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
   Depreciation                                            82             324            307
   Amortization of deferred loan costs                      3              13             36
   Accrued original issue discount interest                 -               -           (144)
   Changes in assets and liabilities:
     Real estate tax and insurance escrow deposits        (82)            (12)            (2)
     Property maintenance escrow                          (17)             18             32
     Prepaid insurance                                     13             (33)            31
     Other receivables                                    (10)              -              -
     Accounts payable                                      19               7            (82)
     Accrued real estate taxes payable                     61              (5)            (9)
     Accrued insurance payable                              -             (16)            16
     Accrued interest                                     (75)            (18)           117
     Other accrued expenses                               (34)              -             22
     Tenant security deposits                              (2)              -              4
                                                       ------          ------         ------
             Total adjustments                            (42)            278            328
                                                       ------          ------         ------
        Net cash (used in) provided by
          operating activities                           (158)            210            162

Cash flows from investing activities:
  Capital expenditures                                    (18)           (132)           (80)

Cash flows from financing activities:
  Payment of loan brokerage fees                            -             (36)           (50)
  Proceeds from operating loans from partners               -              82              -
  Borrowings resulting from cash overdraft                165               -              -
  Repayment of long-term debt                             (29)           (132)             -
                                                       ------          ------         ------
        Net cash provided by (used in)
          financing activities                            136             (86)          (50)
                                                       ------          ------         ------

Net (decrease) increase in cash and cash
  equivalents                                             (40)             (8)           32

Cash and cash equivalents, beginning of year               40              48            16
                                                       ------          ------         ------
Cash and cash equivalents, end of year                 $    -          $   40         $   48
                                                       ======          ======         ======

Cash paid during the period for interest               $  297          $  977         $  923
                                                       =======         ======         ======




                             See accompanying notes.

                            BRAESRIDGE 305 ASSOCIATES
                          Notes to Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

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

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

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

 Deferred Expenses
 -----------------

      Deferred expenses represent loan brokerage fees which are paid in conjunction with the purchase or refinancing of the real property, and are being amortized on a straight-line basis, which approximates the effective interest method, over the expected life of the mortgage loan (see Note 4). The amortization of deferred financing costs is included in interest expense on the accompanying statements of operations.

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

3.  Related Party Transactions
    --------------------------

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

 4.  Long-Term Debt
     --------------

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

      The note payments due in each of the next five fiscal years and thereafter are as follows (in thousands):

            1996                $     125
            1997                      136
            1998                      149
            1999                      163
            2000                      178
            Thereafter              9,177
                                ---------
                                $   9,928
                                =========

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

5.  Capital Expenditure Reserve
    ---------------------------

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

6.  Partners' Deficit
    -----------------

      The Partnership agreement provides that the net cash flow (as defined), after certain adjustments, shall be distributed monthly as a preferred return to PWIP4 from the date of the agreement as follows: September 30, 1983 - $510,000; September 30, 1984 - $555,000; September 30, 1985 and thereafter - $600,000. Any such amounts not distributed prior to sale of the property will be distributed as a preference item to PWIP4 upon dissolution of the Partnership. Unpaid amounts at September 30, 1995 total $6,300,000. If any net cash flow remains after the payment to PWIP4 and payment of interest on the special operating loans for years subsequent to September 30, 1995, a noncumulative annual preferred return of up to $200,000 will be paid to Stanford Capital Corporation and Braesridge Apartments (the "remaining partners") on a quarterly basis. Any net cash flow remaining after payment of the preferred returns subsequent to September 30, 1995 will be distributed annually as follows: the first 100,000 distributed 75% to PWIP4 and 25% to the remaining partners and any remainder distributed 50% to PWIP4 and 50% to the remaining partners (see Note 8).

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

7.  Uncertainty
    -----------

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

8.  Assignment of Partnership Interest
    ----------------------------------

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



Schedule III - Real Estate and Accumulated Depreciation

                                               BRAESRIDGE 305 ASSOCIATES

                                  Schedule of Real Estate and Accumulated Depreciation
                                                   September 30, 1995
                                                     (In thousands)


                              Initial Cost to         Gross Amount at Which Carried at                                Life  on Which
                              Partnership        Costs          Close of period                                       Depreciation
                                 Buildings    Capitalized        Buildings,                                           in Latest
                                 Improvements (Removed)          Improvements                                         Income
                                  & Personal  Subsequent to      & Personal       Accumulated  Date of       Date     Statement
Description  Encumbrances  Land   Property    Acquisition   Land Property  Total  Depreciation Construction  Acquired is Computed
-----------  ------------  ----   --------    -----------   ---- --------  -----  ------------ ------------  -------- -----------

Apartment Complex
Houston, TX    $9,927     $2,000   $ 7,590     $3,738       $1,699  $11,629  $13,328     $3,902    1981       9/30/82    5-40 yrs


Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal  income tax purposes was  approximately $15,387.
(B) See Note 4 of Notes to  Financial  Statements.
(C)  Reconciliation  of real estate owned:

                                                   September 30,   September 30,
                                                       1995            1994
                                                   ------------    ------------

Balance at beginning of period                       $13,196        $13,116
Increase due to capitalized improvements                 132             80
                                                     -------        -------
Balance at end of period                             $13,328        $13,196
                                                     =======        =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of period                      $  3,578        $ 3,271
Depreciation expense                                     324            307
                                                    --------        -------
Balance at end of period                            $  3,902        $ 3,578
                                                    ========        =======
