Form 10-Q
period 1997-12-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1998-02-17
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------
                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from ________ to ________.

                      Commission File Number: 0-10980

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             04-2738053
-------------------------------                             -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                          02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

          PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
           December 31, 1997 and September 30, 1997 (Unaudited)
                               (In thousands)

                                  ASSETS


                                                 December 31  September 30
                                                 -----------  ------------

Operating investment property:
   Land                                           $   1,300    $   1,300
   Buildings, improvements and equipment             12,372       12,350
                                                  ---------    ---------
                                                     13,672       13,650
   Accumulated depreciation                          (5,481)      (5,352)
                                                  ---------    ---------
                                                      8,191        8,298

Cash and cash equivalents                               803          995
Tax escrow deposit                                      157          121
Repair escrow                                            69           69
Prepaid and other assets                                 52           59
Deferred financing costs, net                           159          161
                                                 ----------    ---------
                                                 $    9,431    $   9,703
                                                 ==========    =========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities           $       46    $     340
Accrued real estate taxes                               150          116
Mortgage interest payable                                36           36
Tenant security deposits                                 96           81
Losses from unconsolidated joint venture
  in excess of investments and advances                  58          159
Long-term debt                                        4,765        4,783
Partners' capital                                     4,280        4,188
                                                 ----------    ---------
                                                 $    9,431    $   9,703
                                                 ==========    =========



                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                                       1997        1996
                                                       ----        ----

Revenues:
   Rental revenues                                    $  500     $   443
   Interest and other income                              98         100
                                                      ------     -------
                                                         598         543

Expenses:
   Property operating expenses                           287         296
   Interest expense and related fees                     110         112
   Depreciation expense                                  129         112
   Real estate taxes                                      34          35
   General and administrative                             47          32
                                                      ------     -------
                                                         607         587
                                                      ------     -------

Operating loss                                            (9)        (44)

Partnership's share of unconsolidated
   venture's income                                      101         108
                                                      ------     -------

Net income                                            $   92     $    64
                                                      ======     =======

Net income per Limited Partnership Unit               $ 3.55     $  2.46
                                                      ======     =======



   The above net income per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.





                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General        Limited
                                                   Partners       Partners
                                                   --------       --------

Balance at September 30, 1996                      $ (141)        $ 4,255
Net income                                              1              63
                                                   ------         -------
Balance at December 31, 1996                       $ (140)        $ 4,318
                                                   ======         =======

Balance at September 30, 1997                      $ (140)        $ 4,328
Net income                                              1              91
                                                   ------         -------
Balance at December 31, 1997                       $ (139)        $ 4,419
                                                   ======         =======

























                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1997         1996
                                                        ----         ----
Cash flows from operating activities:
  Net income                                          $    92      $     64
   Adjustments to reconcile net income to
   net cash (used in) provided by operating
     activities:
      Depreciation expense                                129           112
      Amortization of deferred financing fees               2             2
      Partnership's share of unconsolidated
         venture's income                                (101)         (108)
      Changes in assets and liabilities:
           Tax and insurance escrow deposits              (36)           93
            Prepaid and other assets                        7             7
           Accounts payable and other liabilities        (294)          (19)
           Accrued real estate taxes                       34          (100)
           Tenant security deposits                        15            (3)
                                                      -------      --------
             Total adjustments                           (244)          (16)
                                                      -------      --------
             Net cash (used in) provided by
               operating activities                      (152)           48
                                                      -------      --------

Cash flows from investing activities:
  Additions to buildings, improvements and equipment      (22)           (9)
  Net deposits to repair escrow                             -            (4)
                                                      -------      --------
             Net cash used in investing activities        (22)          (13)
                                                      -------      --------

Cash flows from financing activities:
  Principal repayments on long-term debt                  (18)          (16)
                                                      -------      --------

Net (decrease) increase in cash and cash
  equivalents                                            (192)           19

Cash and cash equivalents, beginning of period            995           654
                                                      -------      --------

Cash and cash equivalents, end of period              $   803      $    673
                                                      =======      ========

Cash paid during the period for interest              $   108      $    110
                                                      =======      ========

                          See accompanying notes.

          PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                (Unaudited)



1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and September 30, 1997 and revenues and expenses for the three months ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the three-month periods ended December 31, 1997 and 1996 is $22,000 and $21,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the three-month periods ended December 31, 1997 and 1996 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture
    ------------------------------------------

      At  December  31,  1997,  the   Partnership   had  an  investment  in  one
unconsolidated joint venture, Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

      Summarized operating results of the unconsolidated joint venture for the three months ended December 31, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
      For the three months ended December 31, 1997 and 1996 (in thousands)

                                               1997               1996
                                               ----               ----

   Rental revenues and expense recoveries   $   638              $   638
   Interest and other income                     23                   36
                                            -------              -------
                                                661                  674

   Property operating expenses                  229                  214
   Interest expense                             166                  184
   Depreciation and amortization                136                  113
   Real estate taxes                             35                   38
                                            -------              -------
                                                566                  549
                                            -------              -------
   Net income                               $    95              $   125
                                            =======              =======

   Net income:
     Partnership's share of combined
       income                               $   101              $   108
     Co-venturers' share of combined
       income (loss)                            (6)                   17
                                            ------               -------
                                            $   95               $   125
                                            ======               =======


4.  Operating Investment Property
    -----------------------------

      Operating investment property at December 31, 1997 and September 30, 1997 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex known as the Bristol Pointe Apartments (formerly the Towne Oaks Apartments) in Arlington, Texas.

      The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three months ended December 31, 1997 and 1996 (in thousands):

                                                  1997             1996
                                                  ----             ----

    Property operating expenses:
      Salaries and related costs                $    74          $    67
      Repairs and maintenance                        88               81
      Utilities                                      77              104
      Management fees                                18               21
      Administrative and other                       30               23
                                                -------          -------
                                                $   287          $   296
                                                =======          =======

5.  Long-term Debt
    --------------

      Long-term debt at December 31, 1997 and September 30, 1997 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                   December 31   September 30
                                                   -----------   ------------

     9.08%  mortgage  note due  March 1,
     2019,     payable     in    monthly
     installments   of  $42,   including
     interest,   collateralized  by  the
     Bristol Pointe operating investment
     property.  The  fair  value of this
     note   payable   approximated   its
     carrying  value as of December  31,
     1997  and  September  30,  1997.               $   4,765     $   4,783
                                                    =========     =========

          PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, management is focusing on potential disposition strategies for the Partnership's two remaining investment properties: the Bristol Pointe Apartments in Arlington, Texas, and the Charter Oak Apartments in St. Louis County, Missouri. Over the past 2 years, development activity for multi-family properties in many markets, including the greater Dallas area in which the Bristol Pointe Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, the overall St. Louis market and Charter Oak's sub-market have not experienced a significant increase in the supply of apartment units, but management continues to monitor this situation closely. As a result of the current market conditions, management intends to explore the market for potential sales opportunities for the Bristol Pointe and Charter Oak properties in the near term as the renovation programs, discussed further below, at both properties approach completion. The sale of the remaining assets would be followed by a liquidation of the Partnership. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership is expected to be positioned for a possible liquidation within the next 1 to 2 years. There are no assurances, however, that the Partnership will be able to achieve the sale of its remaining assets within this time frame.

     Occupancy at the Partnership's two remaining multi-family apartment properties, Bristol Pointe and Charter Oak, averaged 96% and 88%, respectively, for the first quarter of fiscal 1998, compared to 87% and 94%, respectively, for the same period in the prior year. The 9% increase in occupancy at Bristol Pointe is attributable to an aggressive marketing program involving the use of rental concessions implemented by the property management team. The program was designed to increase the number of prospective tenants looking to lease units at the property and to retain as much of the existing resident base as possible. Although the local apartment rental market in the greater Dallas, Texas area has softened recently, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program have increased prospective tenant traffic at Bristol Pointe dramatically in recent quarters. The increase in traffic has brought the property's occupancy up to a level that is consistent with the competition in the local market. During the first quarter of fiscal 1998, 174 prospective tenants visited the property, resulting in 64 new leases, and the leasing team renewed an additional 68 leases. In addition, rental rates at the Bristol Pointe property have increased by approximately 9% from the same period a year ago and are expected to increase further in 1998. Cash flow from Bristol Pointe continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. To date, 68% of the units have been substantially upgraded.

     At Charter Oak, the current occupancy level of 88% is consistent with the occupancy level of the competitive properties in the market. Although the occupancy at the property has remained flat over the past several quarters, net operating income has increased 10.5% over the previous quarter and 19% over the same period in the previous year due to increasing rental rates and reductions in operating expenses. In order to increase occupancy, the property's management and leasing team has implemented a marketing program and a tenant retention program which includes improving the signage at the property, increasing the property's exposure in the local apartment guides and increasing resident referral bonuses for one-year leases. In order to remain competitive in the market, the property is also offering concessions comparable to those being offered by competitive properties. The concessions currently offered are in the form of one month free rent for new leases and a carpet cleaning or touch-up painting for lease renewals. As previously reported, management continues to use refinancing reserves at Charter Oak to complete a program to upgrade individual unit interiors. To date, 125 apartments have been upgraded with new carpeting, vinyl flooring and appliances. As with Bristol Pointe, the work to renovate the individual apartment units is being done on a turnover basis. To date 44% of the units have been upgraded.

     At December 31, 1997, the Partnership and its consolidated joint venture had available cash and cash equivalents of $803,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation date.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

     The Partnership reported net income of $92,000 for the three months ended December 31, 1997, as compared to net income of $64,000 for the same period in the prior year. This increase in the Partnership's net income for the current three-month period is the result of a decrease in the Partnership's operating loss of $35,000 which was partially offset by a decline in the Partnership's share of unconsolidated venture's income of $7,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in rental revenues at the consolidated Bristol Pointe Apartments which resulted from the improved occupancy and rental rates discussed further above. In addition, property operating expenses at Bristol Pointe decreased for the current three-month period primarily due to reductions in utilities and management fee expenses.

     The Partnership's share of unconsolidated venture's income, which reflects the operations of Charter Oak Associates, decreased in the current three-month period due to an increase in property operating expenses and depreciation charges at the Charter Oak Apartments. The increase in depreciation expense is attributable to the ongoing capital improvement program at the property. Property operating expenses increased mainly due to increases in salaries, insurance, and maintenance expenses.

                                    PART II
                             Other Information


Item 1. Legal Proceedings        NONE

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:     NONE

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

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


Date:  February 13, 1998