Form 10-Q
period 1998-03-31
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1998-05-12
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------
                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _____ to _______.

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

                        CONSOLIDATED BALANCE SHEETS
             March 31, 1998 and September 30, 1997 (Unaudited)
                               (In thousands)

                                  ASSETS


                                                   March 31   September 30
                                                   --------   ------------

Operating investment property:
   Land                                           $   1,300    $   1,300
   Buildings, improvements and equipment             12,386       12,350
                                                  ---------    ---------
                                                     13,686       13,650
   Accumulated depreciation                          (5,611)      (5,352)
                                                  ---------    ---------
                                                      8,075        8,298

Investment in joint venture, at equity                    4            -
Cash and cash equivalents                               859          995
Tax escrow deposit                                      198          121
Repair escrow                                            69           69
Prepaid and other assets                                 45           59
Deferred financing costs, net                           157          161
                                                  ---------    ---------
                                                  $   9,407    $   9,703
                                                  =========    =========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities            $      37    $     340
Accrued real estate taxes                               185          116
Mortgage interest payable                                36           36
Tenant security deposits                                 93           81
Losses from unconsolidated joint venture
  in excess of investments and advances                   -          159
Long-term debt                                        4,746        4,783
Partners' capital                                     4,310        4,188
                                                  ---------    ---------
                                                  $   9,407    $   9,703
                                                  =========    =========



                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                  Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                  ------------------    -----------------
                                    1998      1997        1998     1997
                                    ----      ----        ----     ----

Revenues:
   Rental revenues                $   523    $  444      $1,023   $  887
   Interest and other income           99        99         197      199
                                  -------    ------      ------   ------
                                      622       543       1,220    1,086

Expenses:
   Property operating expenses        342       430         629      726
   Interest expense and related
     fees                             110       111         220      223
   Depreciation expense               130       113         259      225
   Real estate taxes                   36        34          70       69
   General and administrative          36        46          83       78
                                  -------    ------      ------   ------
                                      654       734       1,261    1,321
                                  -------    ------      ------   ------

Operating loss                        (32)     (191)        (41)    (235)

Partnership's share of
   unconsolidated
   venture's income                    62        91         163      199
                                  -------    ------      ------   ------

Net income (loss)                 $    30    $ (100)     $  122   $  (36)
                                  =======    ======      ======   ======

Net income (loss) per Limited
   Partnership Unit                 $1.15    $(3.85)      $4.70   $(1.39)
                                    =====    ======       =====   ======



   The above net income (loss) per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.





                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                   General        Limited
                                                   Partners       Partners
                                                   --------       --------

Balance at September 30, 1996                      $ (141)        $ 4,255
Net loss                                                -             (36)
                                                   ------         -------
Balance at March 31, 1997                          $ (141)        $ 4,219
                                                   ======         =======

Balance at September 30, 1997                      $ (140)        $ 4,328
Net income                                              1             121
                                                   ------         -------
Balance at March 31, 1998                          $ (139)        $ 4,449
                                                   ======         =======

























                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                    1998          1997
                                                                    ----          ----

Cash flows from operating activities:
  Net income (loss)                                              $    122    $    (36)
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
     Depreciation expense                                             259         225
     Amortization of deferred financing fees                            4           4
     Partnership's share of unconsolidated venture's income          (163)       (199)
     Changes in assets and liabilities:
        Tax and insurance escrow deposits                             (77)         54
        Prepaid and other assets                                       14          13
        Accounts payable and other liabilities                       (303)         13
        Accrued real estate taxes                                      69         (67)
        Mortgage interest payable                                       -          (1)
        Tenant security deposits                                       12          14
                                                                 --------    --------
           Total adjustments                                         (185)         56
                                                                 --------    --------
           Net cash (used in) provided by operating activities        (63)         20
                                                                 --------    --------

Cash flows from investing activities:
  Additions to buildings, improvements and equipment                  (36)        (11)
  Net deposits to repair escrow                                         -          (8)
                                                                 --------    --------
           Net cash used in investing activities                      (36)        (19)
                                                                 --------    --------

Cash flows from financing activities:
  Principal repayments on long-term debt                              (37)        (33)
                                                                 --------    --------

Net decrease in cash and cash equivalents                            (136)        (32)

Cash and cash equivalents, beginning of period                        995         654
                                                                 --------    --------

Cash and cash equivalents, end of period                         $    859    $    622
                                                                 ========    ========

Cash paid during the period for interest                         $    216    $    220
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and September 30, 1997 and revenues and expenses for the three and six months ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the six-month periods ended March 31, 1998 and 1997 is $45,000 and $42,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended March 31, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture
    ------------------------------------------

      At March 31, 1998, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owns an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

      Summarized operating results of the unconsolidated joint venture for the three and six months ended March 31, 1998 and 1997 are as follows:

                         Condensed Summary of Operations
    For the three and six months ended March 31, 1998 and 1997 (in thousands)

                                  Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                  ------------------    -----------------
                                    1998      1997        1998     1997
                                    ----      ----        ----     ----

   Rental revenues and
     expense recoveries           $   627  $   623      $1,265   $1,261
   Interest and other income           32       45          55       81
                                  -------  -------      ------   ------
                                      659      668       1,320    1,342

   Property operating expenses        195      221         424      435
   Interest expense                   183      189         349      373
   Depreciation and amortization      138      110         274      223
   Real estate taxes                   44       41          79       79
                                  -------  -------      ------   ------
                                      560      561       1,126    1,110
                                  -------  -------      ------   ------
   Net income                     $    99  $   107      $  194   $  232
                                  =======  =======      ======   ======

   Net income:
     Partnership's share of
       net income                 $    63  $    92      $  164   $  200
     Co-venturer's share of
       net income                      36       15          30       32
                                  -------  -------      ------   ------
                                  $    99  $   107      $  194   $  232
                                  =======  =======      ======   ======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                  Three Months Ended    Six Months Ended
                                       March 31,            March 31,
                                  ------------------    -----------------
                                    1998      1997        1998     1997
                                    ----      ----        ----     ----
   Partnership's share of
      net income, as shown
      above                       $  63      $   92      $  164   $  200
   Amortization of excess basis      (1)         (1)         (1)      (1)
                                  -----      ------      ------   ------
   Partnership's share of
      unconsolidated
      venture's income            $  62      $   91      $  163   $  199
                                  =====      ======      ======   ======

4.  Operating Investment Property
    -----------------------------

      Operating investment property at March 31, 1998 and September 30, 1997 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex known as the Bristol Pointe Apartments (formerly the Towne Oaks Apartments) in Arlington, Texas.

      The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and six months ended March 31, 1998 and 1997 (in thousands):

                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                  ------------------    -----------------
                                    1998      1997        1998     1997
                                    ----      ----        ----     ----

    Property operating expenses:
      Salaries and related costs   $   84   $   73      $  158   $  140
      Repairs and maintenance          74      145         162      226
      Utilities                       115      120         192      224
      Management fees                  18       21          36       42
      Administrative and other         51       71          81       94
                                   ------   ------      ------   ------
                                   $  342   $  430      $  629   $  726
                                   ======   ======      ======   ======

5.  Long-term Debt
    --------------

      Long-term debt at March 31, 1998 and September 30, 1997 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                   March 31   September 30
                                                   --------   ------------

     9.08%  mortgage  note due  March 1,
     2019,     payable     in    monthly
     installments   of  $42,   including
     interest,   collateralized  by  the
     Bristol Pointe operating investment
     property.  The  fair  value of this
     note   payable   approximated   its
     carrying value as of March 31, 1998
     and  September  30, 1997.                     $ 4,746    $ 4,783
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

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, management is focusing on potential disposition strategies for the Partnership's two remaining investment properties: the Bristol Pointe Apartments in Arlington, Texas, and the Charter Oak Apartments in St. Louis County, Missouri. Over the past 2 years, development activity for multi-family properties in many markets, including the greater Dallas area in which the Bristol Pointe Apartments is located, has increased significantly. The general increase in development activity may be an indication that market values for multi-family properties are nearing their peak for the current market cycle. To date, the overall St. Louis market and Charter Oak's sub-market have not experienced a significant increase in the supply of apartment units, but management continues to monitor this situation closely. As a result of the improvements in the apartment sales segment of the real estate market, the Partnership has determined that it is an appropriate time to market the Bristol Pointe Apartments and Charter Oak Apartments for sale. The sale of the remaining assets would be followed by a liquidation of the Partnership. Depending on the availability of favorable sales opportunities for the two remaining properties, the Partnership could be positioned for a possible liquidation during calendar 1998. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      Occupancy at the Partnership's two remaining multi-family apartment properties, Bristol Pointe and Charter Oak, averaged 95% and 91%, respectively, for the second quarter of fiscal 1998, compared to 88% and 89%, respectively, for the same period in the prior year. The increase in occupancy at Bristol Pointe is attributable to an aggressive marketing program involving the use of rental concessions implemented by the property management team. The program was designed to increase the number of prospective tenants looking to lease units at the property and to retain as much of the existing resident base as possible. Although the local apartment rental market in the greater Dallas, Texas area has softened recently, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program have increased prospective tenant traffic at Bristol Pointe dramatically in recent quarters. The increase in traffic has brought the property's occupancy up to a level that is consistent with the competition in the local market. As a result of the leasing team's efforts, 137 prospective tenants visited the property during the current quarter, resulting in 74 new leases at an average rental rate 6% higher than the same period a year ago. The leasing team also renewed an additional 88 leases with existing tenants. Cash flow from Bristol Pointe continues to be applied to the program begun in fiscal 1995 to upgrade the apartment interiors on a turnover basis. The interior upgrades range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit. To date, 69% of the units have been substantially upgraded. During the second quarter, the Partnership initiated discussions with area real estate brokerage firms in order to define potential marketing strategies for selling the Bristol Pointe property and solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership has selected a Dallas-based brokerage firm that is a leading seller of apartment properties. Subsequent to the end of the quarter, a marketing package was prepared, and comprehensive sales efforts began in early May. There are no assurances, however, that such efforts will result in the successful completion of a sale transaction.

      At Charter Oak, the current occupancy level of 91% is consistent with the occupancy level of the competitive properties in the market. In order to increase occupancy, the property's management and leasing team has implemented a marketing program and a tenant retention program which includes improving the signage at the property, increasing the property's exposure in the local apartment guides and increasing resident referral bonuses for one-year leases. In order to remain competitive in the market, the property is also offering rental concessions on selected apartment unit styles comparable to those being offered by competitive properties. As previously reported, management continues to use refinancing reserves at Charter Oak to complete a program to upgrade individual unit interiors. To date, 45% of the property's 284 apartment interiors have been upgraded with new carpeting, vinyl flooring and appliances as part of the ongoing capital improvement program. As with Bristol Pointe, the work to renovate the individual apartment units is being done on a turnover basis. The improved units generate monthly rental rates of $40-to-$100 per unit above current market rents for non-upgraded units. During the second quarter, the Partnership and its co-venture partner initiated discussions with area real estate brokerage firms in order to define potential marketing strategies for selling the Charter Oak property and solicited marketing proposals from several of these firms. After reviewing the respective proposals and conducting extensive interviews, the Partnership and its co-venture partner selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area. Subsequent to the end of the quarter, a marketing package was prepared, and comprehensive sales efforts began during early May. As with Bristol Pointe, there can be no assurances that such efforts will result in the completion of a sale transaction.

     At March 31, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of $859,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the two remaining joint ventures in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation date.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

     The Partnership reported net income of $30,000 for the three months ended March 31, 1998, as compared to a net loss of $100,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the current three-month period was the result of a decrease in the Partnership's operating loss of $159,000 which was partially offset by a decrease in the Partnership's share of unconsolidated venture's income of $29,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in rental revenues at the consolidated Bristol Pointe Apartments which resulted from the improved occupancy and rental rates discussed further above. In addition, property operating expenses at Bristol Pointe decreased for the current three-month period primarily due to reductions in repairs and maintenance and advertising expenses.

     The Partnership's share of unconsolidated venture's income, which reflects the operations of Charter Oak Associates, decreased in the current three-month period mainly due to an increase in depreciation expense and a reduction in interest income at the Charter Oak Apartments. Depreciation expense increased as a result of the ongoing capital improvement program at the property. Interest income decreased due to a decline in the average amount of restricted escrow deposits outstanding as such funds have been spent on the capital improvement program.

Six Months Ended March 31, 1998
-------------------------------

     The Partnership reported net income of $122,000 for the six months ended March 31, 1998, as compared to a net loss of $36,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the current six-month period is the result of a decrease in the Partnership's operating loss of $194,000 which was partially offset by a decrease in the Partnership's share of unconsolidated venture's income of $36,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in rental revenues at the consolidated Bristol Pointe Apartments which resulted from the improved occupancy and rental rates discussed further above. In addition, property operating expenses at Bristol Pointe decreased for the current six-month period primarily due to reductions in repairs and maintenance, advertising and utilities expenses.

     The Partnership's share of unconsolidated venture's income, which reflects the operations of Charter Oak Associates, decreased in the current six-month period due to an increase in depreciation expense and a reduction in interest income at the Charter Oak Apartments. Depreciation expense increased as a result of the ongoing capital improvement program at the property. Interest income decreased due to a decline in the average amount of restricted escrow deposits outstanding as such funds have been spent on the capital improvement program.

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

                       PAINE WEBBER INCOME PROPERTIES FOUR
                               LIMITED PARTNERSHIP


                             By: FOURTH INCOME PROPERTIES FUND, INC.
                                 -----------------------------------
                                 Managing General Partner





                             By:/s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President and Chief
                                Financial Officer


Date:  May 12, 1998