Form 10-Q
period 1998-06-30
PAINE WEBBER INCOME PROPERTIES FOUR LTD PARTNERSHIP
filed 1998-08-12
CIK 354884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------
                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _______ to ________.

                         Commission File Number: 0-10980

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-2738053
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

265 Franklin Street, Boston, Massachusetts                            02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                        CONSOLIDATED BALANCE SHEETS
             June 30, 1998 and September 30, 1997 (Unaudited)
                               (In thousands)

                                  ASSETS


                                                    June 30   September 30
                                                    -------   ------------

Operating investment property:
   Land                                           $   1,300    $   1,300
   Buildings, improvements and equipment             12,387       12,350
                                                  ---------    ---------
                                                     13,687       13,650
   Accumulated depreciation                          (5,740)      (5,352)
                                                  ---------    ---------
                                                      7,947        8,298

Investment in joint venture, at equity                   82            -
Cash and cash equivalents                               901          995
Tax escrow deposit                                      239          121
Repair escrow                                            80           69
Prepaid and other assets                                 39           59
Deferred financing costs, net                           155          161
                                                  ---------    ---------
                                                  $   9,443    $   9,703
                                                  =========    =========

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities           $       47   $      340
Accrued real estate taxes                               219          116
Mortgage interest payable                                36           36
Tenant security deposits                                 83           81
Losses from unconsolidated joint venture
  in excess of investments and advances                   -          159
Long-term debt                                        4,727        4,783
Partners' capital                                     4,331        4,188
                                                  ---------    ---------
                                                  $   9,443    $   9,703
                                                  =========    =========





                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended    Nine Months Ended
                                         June 30,             June 30,
                                   -----------------    ------------------
                                      1998      1997        1998     1997
                                      ----      ----        ----     ----

Revenues:
   Rental revenues                $   523    $  468     $ 1,546    $ 1,355
   Interest and other income           96        84         293        283
                                  -------    ------     -------    -------
                                      619       552       1,839      1,638

Expenses:
   Property operating expenses        345       360         974      1,086
   Interest expense and related
      fees                            109       111         329        334
   Depreciation expense               129       112         388        337
   Real estate taxes                   35        34         105        103
   General and administrative          58        53         141        131
                                  -------    ------     -------    -------
                                      676       670       1,937      1,991
                                  -------    ------     -------    -------

Operating loss                        (57)     (118)        (98)      (353)

Partnership's share of
   unconsolidated venture's
   income                              78        75         241        274
                                  -------    ------     -------    -------
Net income (loss)                 $    21    $  (43)    $   143    $   (79)
                                  =======    ======     =======    =======

Net income (loss) per Limited
   Partnership Unit               $  0.81    $(1.65)    $  5.51    $ (3.04)
                                  =======    ======     =======    =======



   The above net income (loss) per Limited Partnership Unit is based upon the 25,698 Units of Limited Partnership Interest outstanding for each period.





                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                 General        Limited
                                                 Partners       Partners
                                                 --------       --------

Balance at September 30, 1996                      $(141)       $ 4,255
Net loss                                              (1)           (78)
                                                   ------       --------
Balance at June 30, 1997                           $(142)       $ 4,177
                                                   =====        =======

Balance at September 30, 1997                      $(140)       $ 4,328
Net income                                             1            142
                                                   -----        -------
Balance at June 30, 1998                           $(139)       $ 4,470
                                                   =====        =======


























                          See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES FOUR LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1998         1997
                                                        ----         ----
Cash flows from operating activities:
  Net income (loss)                                $     143     $     (79)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation expense                                388           337
     Amortization of deferred financing fees               6             6
     Partnership's share of unconsolidated
       venture's income                                 (241)         (274)
     Changes in assets and liabilities:
        Tax and insurance escrow deposits               (118)            -
        Prepaid and other assets                          20            33
        Accounts payable and other liabilities          (293)           (3)
        Accrued real estate taxes                        103           (33)
        Mortgage interest payable                          -            (1)
        Tenant security deposits                           2            16
                                                   ---------     ---------
           Total adjustments                            (133)           81
                                                   ---------     ---------
           Net cash provided by operating
             activities                                   10             2
                                                   ---------     ---------
Cash flows from investing activities:
  Additions to buildings, improvements and
    equipment                                            (37)          (11)
  Net deposits to repair escrow                          (11)          (12)
                                                   ---------     ---------
           Net cash used in investing activities         (48)          (23)
                                                   ---------     ---------

Cash flows from financing activities:
  Principal repayments on long-term debt                 (56)          (51)
                                                   ---------     ---------

Net decrease in cash and cash equivalents                (94)          (72)

Cash and cash equivalents, beginning of period           995           654
                                                   ---------     ---------

Cash and cash equivalents, end of period           $     901     $     582
                                                   =========     =========

Cash paid during the period for interest           $     323     $     329
                                                   =========     =========

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and September 30, 1997 and revenues and expenses for the three and nine months ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As of June 30, 1998, the Partnership had two remaining joint venture investments, the Charter Oak Apartments (see Note 3) and the Bristol Pointe Apartments (see Note 4). The Charter Oak property was sold subsequent to the quarter end, on July 16, 1998. Management of the Partnership is currently pursuing the possible sale of the final asset and a potential liquidation of the Partnership which could be accomplished prior to the end of calendar 1998. There are no assurances, however, that the disposition of the Partnership's remaining asset and a liquidation of the Partnership will be accomplished within this time frame.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the nine-month periods ended June 30, 1998 and 1997 is $67,000 and $64,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended June 30, 1998 and 1997 is $2,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investment in Unconsolidated Joint Venture
    ------------------------------------------

      At June 30, 1998, the Partnership had an investment in one unconsolidated joint venture, Charter Oak Associates, which owned an operating investment property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements because the Partnership does not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions.

      Subsequent to the end of the quarter, on July 16, 1998, Charter Oak Associates sold the property known as the Charter Oak Apartments located in Creve Coeur, Missouri, to an unrelated third party for $21.4 million. The Partnership received net proceeds of $8,703,000 after deducting closing costs of $251,000, closing proration adjustments of $370,000, the repayment of the existing first mortgage loan of $9,898,000, related accrued interest of $61,000 and a payment of $2,117,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. In addition to the net sale proceeds, the Partnership will receive its share of the net cash flow from the operations of Charter Oak through the date of the sale upon the dissolution of the joint venture, which is expected to occur within the next 2- to -3 months. The Partnership anticipates that it will distribute all of the net sales proceeds from the sale of Charter Oak on or before October 15, 1998 after it received final documentation from HUD of its formal approval of the prepayment of the HUD-insured first mortgage loan which encumbered the Charter Oak property. The receipt of such approval should be a mere formality. The Partnership expects to receive HUD approval by mid-September 1998.

      Summarized operating results of the unconsolidated joint venture for the three and nine months ended June 30, 1998 and 1997 are as follows:

                         Condensed Summary of Operations
            For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                      Three Months Ended   Nine Months Ended
                                           June 30,            June 30,
                                      ------------------   -----------------
                                       1998        1997      1998     1997
                                       ----        ----      ----     ----
   Rental revenues and expense
     recoveries                       $  661     $  617    $ 1,926   $1,878
   Interest and other income              23         23         78      104
                                      ------     ------    -------   ------
                                         684        640      2,004    1,982

   Property operating expenses           222        210        646      645
   Interest expense                      182        186        531      559
   Depreciation and amortization         150        113        424      336
   Real estate taxes                      42         42        121      121
                                      ------     ------    -------   ------
                                         596        551      1,722    1,661
                                      ------     ------    -------   ------
   Net income                         $   88     $   89    $   282   $  321
                                      ======     ======    =======   ======

   Net income:
     Partnership's share of
       net income                     $   79     $   76    $   243   $  276
     Co-venturer's share of
       net income                          9         13         39       45
                                      ------     ------    -------   ------
                                      $   88     $   89    $   282   $  321
                                      ======     ======    =======   ======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                     -----------------    -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
   Partnership's share of
      net income, as shown above     $   79    $   76      $  243   $  276
   Amortization of excess basis          (1)       (1)         (2)      (2)
                                     ------    ------      ------   ------
   Partnership's share of
     unconsolidated venture's
     income                          $   78    $   75      $  241   $  274
                                     ======    ======      ======   ======

4.  Operating Investment Property
    -----------------------------

      Operating investment property at June 30, 1998 and September 30, 1997 represents the land, buildings and equipment of Arlington Towne Oaks Associates, a joint venture in which the Partnership has a controlling interest. As discussed further in the Annual Report, during fiscal 1991 the Partnership's co-venture partner in Arlington Towne Oaks Associates withdrew from the venture and assigned its interest to the Managing General Partner of the Partnership in return for a release from any further obligations. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, the accompanying financial statements present the financial position and results of operations of the joint venture on a consolidated basis. The joint venture owns and operates a 320-unit apartment complex known as the Bristol Pointe Apartments (formerly the Towne Oaks Apartments) in Arlington, Texas.

      The Partnership is utilizing a local, unaffiliated property management company to operate the property under the direction of the Managing General Partner. The following is a summary of property operating expenses for the three and nine months ended June 30, 1998 and 1997 (in thousands):

                                    Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                     -----------------    -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
    Property operating expenses:
      Salaries and related costs    $    72  $    75     $   230   $  215
      Repairs and maintenance           116      134         278      360
      Utilities                         107       88         299      312
      Management fees                    18       22          54       64
      Administrative and other           32       41         113      135
                                    -------  -------     -------   ------
                                    $   345  $   360     $   974   $1,086
                                    =======  =======     =======   ======

5.  Long-term Debt
    --------------

      Long-term debt at June 30, 1998 and September 30, 1997 relates to the consolidated joint venture, Arlington Towne Oaks Associates, and is summarized as follows (in thousands):

                                                   June 30    September 30
                                                   -------    ------------

     9.08%  mortgage  note due  March 1,
     2019,     payable     in    monthly
     installments   of  $42,   including
     interest,   collateralized  by  the
     Bristol Pointe operating investment
     property.  The  fair  value of this
     note   payable   approximated   its
     carrying  value as of June 30, 1998
     and  September  30, 1997.                     $ 4,727    $   4,783
                                                   =======     ========

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

Liquidity and Capital Resources
-------------------------------

      Subsequent to the end of the third fiscal quarter, on July 16, 1998, Charter Oak Associates, a joint venture in which the Partnership has an interest, sold the property known as the Charter Oak Apartments located in Creve Coeur, Missouri, to an unrelated third party for $21.4 million. The Partnership received net proceeds of $8,703,000 after deducting closing costs of $251,000, closing proration adjustments of $370,000, the repayment of the existing first mortgage loan of $9,898,000, related accrued interest of $61,000 and a payment of $2,117,000 to the Partnership's co-venture partner for its share of the sales proceeds in accordance with the joint venture agreement. In addition to the net sale proceeds, the Partnership will receive its share of the net cash flow from the operations of Charter Oak through the date of the sale upon the dissolution of the joint venture, which is expected to occur within the next 2- to -3 months.

      As previously reported, during the second quarter of fiscal 1998 the Partnership and its co-venture partner had selected a local brokerage firm with a strong background in selling apartment properties in the St. Louis area to market the Charter Oak property for sale. Subsequent to the end of the second quarter, a marketing package was prepared and comprehensive sale efforts began in May 1998. As a result of those efforts, twenty-nine offers to purchase Charter Oak were received. The prospective purchasers were then requested to submit best and final offers. Eight of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership and its co-venture partner selected an offer. A purchase and sale agreement was negotiated with this prospective buyer and the sale transaction was closed on July 16, 1998. Management believed that a current sale of the Charter Oak property was in the best interests of the Limited Partners due to the exceptionally strong market conditions that exist at the present time and which resulted in the achievement of a very favorable selling price. The Partnership anticipates that it will distribute all of the net sales proceeds from the sale of Charter Oak on or before October 15, 1998 after it receives final documentation from HUD of its formal approval of the prepayment of the HUD-insured first mortgage loan which encumbered the Charter Oak property. The receipt of such approval should be a mere formality. The Partnership expects to receive HUD approval by mid-September 1998.

      Subsequent to the sale of the Charter Oak property, the Partnership's only remaining real estate asset is its joint venture interest in the Bristol Pointe Apartments. As previously reported, the Partnership has been in the process of actively marketing this property for sale with a goal of completing a liquidation of the Partnership prior to the end of calendar 1998. As discussed further below, the Bristol Pointe property is currently subject to a signed purchase and sale agreement. Nonetheless, until the prospective buyer fully performs under the terms of this contract, there are no assurances that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

      During the third quarter of fiscal 1998, occupancy at the Bristol Pointe Apartments averaged 94%, compared to 95% for the same period in the prior year. The current occupancy level remains in line with those of competitive properties in the local market. The strong occupancy at Bristol Pointe is attributable to an aggressive marketing program involving the use of rental concessions implemented by the property management team. The program was designed to increase the number of prospective tenants looking to lease units at the property and to retain as much of the existing resident base as possible. Although the local apartment rental market in the greater Dallas, Texas area has softened recently, improvements made to the unit interiors at Bristol Pointe over the past two years and other recent improvements made to the property in conjunction with the new marketing program have increased prospective tenant traffic at Bristol Pointe dramatically in recent quarters. The property's leasing team signed 40 new leases and renewed an additional 65 leases with existing tenants during the third quarter. All of the cash flow from operations at Bristol Pointe have been reinvested in the apartment interior renovation programs. The interior renovations range from repainting and carpet replacement, where needed, to the complete retrofit of the fixtures, cabinets, heating and air conditioning equipment and the replacement of all appliances in each unit.

      During the second quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms in order to explore potential opportunities for selling the Bristol Pointe property and solicited marketing proposals from three of these firms. After reviewing their respective proposals and conducting extensive interviews, the Partnership selected a Dallas-based brokerage firm that is a leading seller of apartment properties. A marketing package was subsequently finalized, and comprehensive sales efforts began in early May 1998. As a result of those efforts, eighteen offers were received. The prospective purchasers were then requested to submit best and final offers. Seven of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with this unrelated third-party prospective buyer and the due diligence work was completed on July 24, 1998. The prospective buyer has made a non-refundable deposit of $150,000 and the Partnership expects to close on this transaction by August 31, 1998.

      At June 30, 1998, the Partnership and its consolidated joint venture had available cash and cash equivalents of $901,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements and, if necessary, to fund property operating deficits and capital improvements of the remaining joint venture in accordance with the joint venture agreement. The source of future liquidity and distributions to the partners is expected to be through cash generated from operations of the Partnership's investment properties and proceeds from the sale or refinancing of the remaining property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation date.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

     The Partnership reported net income of $21,000 for the three months ended June 30, 1998, as compared to a net loss of $43,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the current three-month period was the result of a decrease in the Partnership's operating loss of $61,000 and an increase in the Partnership's share of unconsolidated venture's income of $3,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in rental revenues at the consolidated Bristol Pointe Apartments which resulted from higher average rental rates for the current three-month period. In addition, property operating expenses at Bristol Pointe decreased for the current three-month period primarily due to reductions in repairs and maintenance and advertising expenses.

     The Partnership's share of unconsolidated venture's income, which reflects the operations of Charter Oak Associates, increased in the current three-month period mainly due to an increase in rental revenues. Rental revenues increased at Charter Oak mainly due to an increase in average occupancy at the property. The increase in rental revenues was partially offset by increases in property operating expenses and depreciation expense. Operating expenses increased primarily due to higher professional fees. Depreciation expense increased as a result of the ongoing capital improvement program at the property.

Nine Months Ended June 30, 1998
-------------------------------

     The Partnership reported net income of $143,000 for the nine months ended June 30, 1998, as compared to a net loss of $79,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the current nine-month period was the result of a decrease in the Partnership's operating loss of $255,000 which was partially offset by a decrease in the Partnership's share of unconsolidated venture's income of $33,000. The decrease in the Partnership's operating loss is primarily attributable to an increase in rental revenues at the consolidated Bristol Pointe Apartments of $191,000. The increase in rental revenues resulted from improved occupancy and rental rates at the property for the current nine-month period. In addition, property operating expenses at Bristol Pointe decreased by $112,000 for the current nine-month period primarily due to reductions in repairs and maintenance, advertising and utilities expenses. The increase in rental revenues and the decrease in property operating expenses was partially offset by an increase in deprecation expense of $51,000. Depreciation expense increased due to the significant capital additions which have occurred at Bristol Pointe during fiscal 1997 and 1998.

     The Partnership's share of unconsolidated venture's income, which reflects the operations of Charter Oak Associates, decreased by $33,000 in the current nine-month period mainly due to an increase in the venture's depreciation expense of $88,000. Depreciation expense increased as a result of the ongoing capital improvement program at the Charter Oak property. The increase in deprecation expense was partially offset by an increase in rental revenues and a decrease in interest expense. Rental revenues increased mainly as a result of improved occupancy at Charter Oak compared to the same period in the prior year. Interest expense decreased due to the regular monthly principal payments made on the mortgage loan encumbering the property.

                                  PART II
                             Other Information


Item 1. Legal Proceedings    NONE

Item 2. through 5.           NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b) Reports on Form 8-K:

         Subsequent to the end of the current fiscal quarter, the Partnership filed a Current Report on Form 8-K dated July 16, 1998 to report the sale of the Charter Oak Apartments. Such report is hereby incorporated herein by reference.

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


Date:  August 7, 1998